Form 10-Q
period 2026-06-27
Honeywell Aerospace Inc.
filed 2026-08-05
CIK 2089271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 001-43173

Honeywell Aerospace Inc.
(Exact name of registrant as specified in its charter)

Delaware		39-4202057
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1944 E Sky Harbor Cir N		85034
Phoenix,	Arizona
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (800) 601-3099
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HONA	The Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 316,952,725 shares of Common Stock outstanding as of July 25, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, and projections about our industry, our business, and our financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” and “goals.” Words and similar expressions that convey the prospective nature of events or outcomes generally indicate forward-looking statements. However, the absence of these words does not mean that a statement is not forward-looking.
As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf.
Although we believe that the forward-looking statements contained in this report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including, but not limited to:
•our ability to successfully develop new technologies and introduce new products;
•changes in the price and availability of raw materials that we use to produce our products;
•global climate change and related regulations and changes in customer demand;
•economic, political, regulatory, foreign exchange, and other risks of international operations;
•the impact of tariffs or other restrictions on foreign imports;
•our ability to compete successfully in the markets in which we operate;
•concentrations of our credit, counterparty, and market risk;
•our ability to successfully execute or effectively integrate acquisitions;
•changes in demand for our products and services, including conditions in the commercial aerospace, business aviation, and defense and space markets;
•changes in government spending and risks associated with our government contracts;
•our joint ventures and strategic co-development partnerships;
•our ability to recruit and retain qualified personnel;
•potential material environmental liabilities;
•the impact of potential cybersecurity attacks, data privacy breaches, and other operational disruptions;
•increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to ESG matters;
•our lack of operating history as an independent, publicly traded company and limited reliability of historical combined financial information as an indicator of our future results;
•risks relating to our ability to achieve the expected benefits of the separation from Honeywell International (the “Spin-off”) within expected time frames, or at all;
•a determination by the IRS or other tax authorities that the Spin-off or certain related transactions should be treated as taxable transactions;
•financing transactions undertaken in connection with the separation and risks associated with additional indebtedness;
•the risk that incremental costs of operating on a standalone basis (including the loss of synergies), costs of restructuring transactions, and other costs incurred in connection with the separation will exceed our estimates;
•adverse outcomes of litigation matters and government and other proceedings; and
•other economic, business, competitive, and/or regulatory factors affecting our businesses generally as set forth in our filings with the Securities and Exchange Commission, including the final information statement (the “Information Statement”) filed as part of our Registration Statement on Form 10-12B, as amended (File No. 001-43173), a copy of which was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2026.

These risks could cause actual results to differ materially from those implied by forward-looking statements in this report. Even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. We do not undertake to update or revise any of our forward-looking statements, which speak only as of the date they are made, except as may be required by law or regulation.

ABOUT HONEYWELL AEROSPACE INC.
Honeywell Aerospace Inc. (“Honeywell Aerospace”, “Aerospace”, “we”, “us”, or “our”) is an independent global aerospace and defense company whose critical technologies are broadly deployed on the world’s leading commercial air transport, business aviation, defense and space platforms. These integrated solutions enable safer, more efficient, and more reliable missions. With a broad portfolio spanning avionics and navigation systems, engines and power systems, and control systems for aircraft, Honeywell Aerospace combines commitment and deep engineering expertise to drive innovation and long-term value for the aerospace industry. Our comprehensive portfolio of market leading systems and technologies are organized into three reportable segments: Electronic Solutions, Engines & Power Systems, and Control Systems.
Our SEC filings, including our Information Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investor Relations website (investor.honeywellaerospace.com) immediately after they are filed with, or furnished to, the SEC. Honeywell Aerospace uses our Investor Relations website, together with its Newsroom website (www.honeywellaerospace.com/us/en/company/newsroom), as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HONEYWELL AEROSPACE INC.
CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Product sales	$2,611	$2,425	$5,033	$4,658
Service sales	1,911	1,864	3,841	3,705
Net sales	4,522	4,289	8,874	8,363
Costs, expenses and other
Cost of products sold	1,988	1,837	3,820	3,472
Cost of services sold	953	888	1,843	1,804
Total cost of products and services sold	2,941	2,725	5,663	5,276
Research and development expenses	183	167	370	334
Selling, general and administrative expenses	722	383	1,286	748
Other expense, net	98	14	148	72
Interest and other financial charges	200	—	229	—
Total costs, expenses and other	4,144	3,289	7,696	6,430
Income before taxes	378	1,000	1,178	1,933
Income tax expense	122	148	280	295
Net income	256	852	898	1,638
Less: Net income attributable to noncontrolling interests	10	8	18	17
Net income attributable to Aerospace	$246	$844	$880	$1,621
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$256	$852	$898	$1,638
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(38)	55	(47)	81
Changes in fair value of cash flow hedges	(1)	2	47	3
Total other comprehensive income (loss), net of tax	(39)	57	—	84
Comprehensive income	217	909	898	1,722
Less: Comprehensive income attributable to noncontrolling interests	10	8	18	17
Comprehensive income attributable to Aerospace	$207	$901	880	$1,705
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED COMBINED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 27, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,057	$213
Accounts receivable, less allowances of $40 and $33, respectively	2,462	2,156
Inventories	4,466	4,311
Current contract assets	1,412	1,366
Other current assets	446	344
Total current assets	9,843	8,390
Property, plant and equipment, net	2,250	2,101
Goodwill	3,014	3,025
Other intangible assets, net	2,200	2,177
Deferred tax assets	381	412
Other assets	1,683	1,580
Total assets	$19,371	$17,685
LIABILITIES
Current liabilities:
Accounts payable	$2,793	$2,883
Current contract liabilities	1,595	1,589
Accrued liabilities	2,063	2,105
Total current liabilities	6,451	6,577
Long-term debt	15,849	4
Contract liabilities	1,107	1,091
Other liabilities	1,587	1,517
Total liabilities	24,994	9,189
EQUITY
Net Parent investment	(5,487)	8,609
Accumulated other comprehensive loss	(210)	(210)
Total (deficit) equity attributable to Aerospace	(5,697)	8,399
Noncontrolling interests	74	97
Total (deficit) equity	(5,623)	8,496
Total liabilities and (deficit) equity	$19,371	$17,685
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 27, 2026	June 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$898	$1,638
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	145	134
Amortization	88	78
Stock compensation expense	61	46
Deferred income taxes	36	(129)
Other	(54)	23
Changes in assets and liabilities
Accounts receivable	(365)	(211)
Inventories	(165)	(267)
Contract assets	(48)	(27)
Other assets	(85)	38
Accounts payable	(133)	(70)
Contract liabilities	29	(81)
Other liabilities	(61)	(147)
Net cash provided by operating activities	346	1,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(260)	(234)
Increase in investments, net	(5)	(1)
Amounts advanced for related party loans receivable	(7)	(7)
Payments received from related party loans receivable	51	—
Net cash used for investing activities	(221)	(242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	15,843	—
Net transfers to Parent	(15,087)	(602)
Other	(12)	(25)
Net cash provided by (used for) financing activities	744	(627)
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	19
Net increase in cash and cash equivalents	844	175
Cash and cash equivalents at beginning of period	213	244
Cash and cash equivalents at end of period	$1,057	$419
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED COMBINED STATEMENTS OF EQUITY (Unaudited)
(Dollars in millions)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance as of March 29, 2025	$9,868	$(285)	$99	$9,682
Net income	844	—	8	852
Foreign exchange translation adjustment	—	55	—	55
Changes in fair value of cash flow hedges	—	2	—	2
Dividends to noncontrolling interests	—	—	(14)	(14)
Net transfers to Parent	(599)	—	—	(599)
Balance as of June 28, 2025	$10,113	$(228)	$93	$9,978

Balance as of March 28, 2026	$(5,447)	$(171)	$104	$(5,514)
Net income	246	—	10	256
Foreign exchange translation adjustment	—	(38)	—	(38)
Changes in fair value of cash flow hedges	—	(1)	—	(1)
Dividends to noncontrolling interests	—	—	(40)	(40)
Net transfers to Parent	(286)	—	—	(286)
Balance as of June 27, 2026	$(5,487)	$(210)	$74	$(5,623)

Balance as of December 31, 2024	$9,048	$(312)	$92	$8,828
Net income	1,621	—	17	1,638
Foreign exchange translation adjustment	—	81	—	81
Changes in fair value of cash flow hedges	—	3	—	3
Dividends to noncontrolling interests	—	—	(16)	(16)
Net transfers to Parent	(556)	—	—	(556)
Balance as of June 28, 2025	$10,113	$(228)	$93	$9,978

Balance as of December 31, 2025	$8,609	$(210)	$97	$8,496
Net income	880	—	18	898
Foreign exchange translation adjustment	—	(47)	—	(47)
Changes in fair value of cash flow hedges	—	47	—	47
Dividends to noncontrolling interests	—	—	(41)	(41)
Net transfers to Parent	(14,976)	—	—	(14,976)
Balance as of June 27, 2026	$(5,487)	$(210)	$74	$(5,623)
The Notes to the Condensed Combined Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
NOTES TO THE CONDENSED COMBINED FINANCIAL STATEMENTS (Unaudited)
(Dollars in tables in millions)
Note 1. Organization and Basis of Presentation
Organization
Honeywell Aerospace Inc. (“Aerospace”, the “Company”, or the “Business”) was a former carve-out business of Honeywell International Inc., which is now known as Honeywell Technologies (“Honeywell” or “Parent”). Honeywell Aerospace Inc. was organized on February 6, 2026, for the purpose of receiving, pursuant to a reorganization, all of the assets of the Aerospace Business. On June 29, 2026 (the “Distribution Date”), Honeywell completed the previously announced spin-off of the Aerospace Business (the “Spin-off”). The Spin-off is intended to be a tax-free pro-rata distribution (the “Distribution”) of all of the Company's outstanding common shares to holders of record of Honeywell's common shares as of the close of business on June 15, 2026 (the “Record Date”), at which time each holder of Honeywell's common shares received one Aerospace common share for every two Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 316,939,750 of the Company's common shares. As a result of the Distribution, the Company became an independent publicly traded company. The Company’s common stock is listed under the symbol “HONA” on The Nasdaq Stock Market LLC (“Nasdaq”). Refer to Note 17. Subsequent Events for additional information on the Spin-off and related transactions.
Basis of Presentation
For the periods presented in these unaudited Condensed Combined Financial Statements, the Company operated as Honeywell’s Aerospace Business; consequently, separate financial statements have not historically been prepared for the Company. These unaudited Condensed Combined Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These unaudited Condensed Combined Financial Statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as an independent entity during the periods presented.
These unaudited Condensed Combined Financial Statements were prepared on a standalone basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the condensed combined results of operations, financial position, and cash flows for each period presented.
The combined results for the interim periods are not necessarily indicative of results to be expected for the full year. The Combined Balance Sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited Combined Financial Statements for the year ended December 31, 2025, included in the Company’s final information statement, dated as of June 15, 2026 (the “Information Statement”), which was furnished as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2026.
The unaudited Condensed Combined Financial Statements include certain assets and liabilities that have historically been held at the Honeywell corporate level but are specifically identifiable or otherwise attributable to the Company. Honeywell used a centralized approach to cash management and financing of its operations. Accordingly, a substantial portion of the Company's cash accounts were regularly cleared to the Parent at Honeywell's discretion and Honeywell funded the Company's operating and investing activities as needed. Transfers of cash between Honeywell and the Company were included within Net transfers to Parent on the Condensed Combined Statements of Cash Flows and the Condensed Combined Statements

of Equity. The Cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Other than the notes issued by the Company, Honeywell third party debt and the related interest expense are not attributed to the Company for any of the periods presented as the Company is not the legal obligor of such borrowings and Honeywell’s borrowings were not directly attributable to the Business.
Honeywell provided certain services, such as legal, accounting, technology, human resources, and other infrastructure support, on behalf of the Company. The unaudited Condensed Combined Financial Statements include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain Honeywell corporate functions (refer to Note 3. Related Party Transactions). These expenses are allocated to the Company based on a proportion of Net sales. The Company and Honeywell consider allocations of these costs to be a reasonable reflection of the benefits received by the Company. However, the financial information presented in these unaudited Condensed Combined Financial Statements may not reflect the condensed combined financial position, operating results, and cash flows of the Company had the Company been a separate standalone entity during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company considers the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented.
All intracompany transactions and balances within the Company have been eliminated. Transactions between Honeywell and the Company that were not cash settled are included within Net Parent investment. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net Parent investment. Transactions between the Company and other businesses of Honeywell are considered related party transactions. Refer to Note 3. Related Party Transactions for more information.
The Company's fiscal year begins on January 1 and ends on December 31. The Company’s practice is to establish interim quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close its books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The Company’s closing dates for the second quarter of 2026 and 2025 were June 27, 2026 and June 28, 2025, respectively.
Note 2. Summary of Significant Accounting Policies
The significant accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies within the Company’s Combined Financial Statements as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023, which can be found in the Information Statement. The Company includes herein certain updates to those policies.
Accounts Receivable Factoring
For the three and six months ended June 27, 2026, the Company sold $151 million and $344 million, respectively, of trade accounts receivable, of which the related fees are insignificant. For the three and six months ended June 28, 2025, the Company had no sales of trade accounts receivable.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Condensed Combined Balance Sheets. Accounts payable related to supply chain financing programs included approximately $453 million and $521 million as of June 27, 2026 and December 31, 2025, respectively.

Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s Condensed Combined Statements of Operations, Condensed Combined Balance Sheets, and Condensed Combined Statements of Cash Flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to disclose additional information about the types of expenses in commonly presented expense captions. The new standard requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. The ASU should be applied prospectively for annual reporting periods beginning after December 15, 2026, with retrospective application and early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Condensed Combined Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified prospective transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Condensed Combined Financial Statements.
Note 3. Related Party Transactions
Related Party Sales and Purchases
For all periods presented, the Company had no material related party sales and purchase transactions that required disclosure.
Related Party Loans and Related Party Payables
Related party debt due from and due to Honeywell or its affiliates are recorded in Accounts receivable and Accrued liabilities in the Condensed Combined Balance Sheets, respectively. Related party loans receivable of $44 million and related party loans payable of $16 million are reflected in the Condensed Combined Balance Sheets as of December 31, 2025. No related party loans receivable or payable were outstanding as of June 27, 2026. The interest income and expense related to the loan activity is recorded in Other expense, net, in the Condensed Combined Statements of Operations.
Related party payables are recorded in Accounts payable in the Condensed Combined Balance Sheets. Related party payables of $52 million and $2 million is reflected in the Condensed Combined Balance Sheets as of June 27, 2026 and December 31, 2025, respectively.
Distribution to Honeywell
On March 16, 2026, the Company completed the private note offering of $16.0 billion of senior unsecured notes (collectively the “Initial Notes”). Net proceeds of $15.1 billion from the Initial Notes were distributed to Honeywell in connection with the Spin-off. The distribution was reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net Parent investment. Refer to Note 9. Debt and Credit Agreements and Note 17. Subsequent Events for further details.

Corporate Allocations
The Condensed Combined Financial Statements reflect allocations of certain expenses from Honeywell including, but not limited to, legal, accounting, information technology, human resources, and other infrastructure support. The cost of these services has been allocated to the Company on the basis of the proportion of Net sales. The Company and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Company. Allocations for management costs and corporate support services provided to the Company totaled $146 million and $294 million for the three and six months ended June 27, 2026, respectively, and totaled $160 million and $311 million for the three and six months ended June 28, 2025, respectively, and such amounts are included within Cost of products and services sold, Research and development expenses, and Selling, general and administrative expenses in the Condensed Combined Statements of Operations.
Cash Management and Net Parent Investment
For the periods prior to the Spin-off, including those presented in these Condensed Combined Financial Statements, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash in participating bank accounts was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed. Honeywell operates a centralized non-interest-bearing cash pool in the U.S. and regional interest-bearing cash pools outside of the U.S. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net Parent investment.
Derivatives and Hedging
Honeywell centrally hedged its exposure to changes in foreign exchange rates principally with forward contracts. The Company monitors its collective foreign currency exposure and enters into foreign currency exchange contracts, when necessary, to minimize the impact of changes in foreign currency exchange rates. For the periods prior to the Spin-off, certain contracts were specifically designated to and entered into on behalf of the Company with Honeywell as a counterparty. As of June 27, 2026 and December 31, 2025, the net derivative liability position for the Company was not material.
Parent Company Credit Support
Prior to the Spin-off, Honeywell provided the Company with Parent credit support in certain jurisdictions. To support the Company in selling products and services globally, Honeywell often entered into contracts on behalf of the Company or issued Parent guarantees. Honeywell provided similar credit support for some non-customer related activities of the Company, including Parent guarantees for environmental remediation of certain sites (refer to Note 15. Commitments and Contingencies for further details). There are no instances under the Company’s existing customer contracts requiring payments or performance under Parent company guarantees.
Note 4. Revenue Recognition from Contracts with Customers
The following table presents a disaggregation of revenue by end market:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Commercial Original Equipment	$679	$640	$1,336	$1,272
Commercial Aftermarket	2,026	1,881	3,997	3,738
Defense and Space	1,817	1,768	3,541	3,353
Net sales	$4,522	$4,289	$8,874	$8,363

The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based on timing of recognition is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Products, transferred point in time	49%	47%	48%	48%
Products, transferred over time	9	10	8	8
Net product sales	58	57	56	56
Services, transferred point in time	2	2	3	3
Services, transferred over time	40	41	41	41
Net service sales	42	43	44	44
Net sales	100%	100%	100%	100%
Contract Assets and Liabilities
Contract assets reflect the recognition of revenue from the satisfaction of performance obligations in advance of customer billings. Contract liabilities are recorded when customers are billed in accordance with the contract prior to the recognition of revenue. Contract balances are classified as assets or liabilities on a contract-by-contract basis and are recorded in the Condensed Combined Balance Sheets within Current contract assets, Other assets, Current contract liabilities, and Contract liabilities.
The following table summarizes the Company’s contract assets and liabilities balances:

2026
Contract assets - January 1	$1,373
Contract assets - June 27	1,418
Change in Contract assets - increase	45
Contract liabilities - January 1	(2,680)
Contract liabilities - June 27	(2,702)
Change in Contract liabilities - (increase)	(22)
Net change	$23

2025
Contract assets - January 1	$1,219
Contract assets - June 28	1,251
Change in Contract assets - increase	32
Contract liabilities - January 1	(2,401)
Contract liabilities - June 28	(2,331)
Change in Contract liabilities - decrease	70
Net change	$102
For three and six months ended June 27, 2026, the Company recognized revenue of $236 million and $669 million, respectively, that was previously included in the beginning balance of contract liabilities. For three and six months ended June 28, 2025, the Company recognized revenue of $210 million and $611 million, respectively, that was previously included in the beginning balance of contract liabilities.

Remaining Performance Obligations
As of June 27, 2026, the Company’s remaining performance obligations, which is the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied, was approximately $18.2 billion. Remaining performance obligations exclude transaction price associated with revenue which is recognized on a right to invoice basis for certain long-term contracts. Performance obligations expected to be satisfied within one year and greater than one year are 58% and 42%, respectively.
Note 5. Other Expense, Net
Other expense, net consists of the following:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Environmental expenses	$18	$22	$37	$93
Transaction costs[1]	74	15	109	15
Equity income of affiliated companies	(6)	(6)	(12)	(11)
Other expense (income), net	12	(17)	14	(25)
Total Other expense, net	$98	$14	$148	$72
__________________
1.Transaction costs consist of professional advisory services fees related to the Spin-off. For the three and six months ended June 27, 2026, the Company recognized $329 million and $522 million of transaction costs, of which, $255 million and $413 million, respectively, is recognized within Selling, general and administrative expenses. For the three and six months ended June 28, 2025, the Company recognized $17 million of transaction costs, of which, $2 million is recognized within Selling, general and administrative expenses.
Note 6. Income Taxes
The effective tax rate was 32.3% for the three months ended June 27, 2026, and 23.8% for the six months ended June 27, 2026. The effective tax rate was higher than the U.S. federal statutory rate of 21% and increased during 2026 compared to 2025 primarily due to $77 million and $93 million of incremental tax expense related to nondeductible transaction costs and frictional tax costs recognized during the three and six months ended June 27, 2026, respectively, in advance of the Spin-off. Refer to Note 17. Subsequent Events for additional information on the Spin-off and related Tax Matters Agreement.
Note 7. Inventories

	June 27, 2026	December 31, 2025
Raw materials	$1,265	$1,092
Finished products and work in process	3,201	3,219
Total Inventories	$4,466	$4,311

Note 8. Other Intangible Assets, Net
Other intangible assets, net is comprised of the following:

	June 27, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets, net
Customer relationships	$1,282	$(159)	$1,123	$1,285	$(129)	$1,156
Capitalized software	1,382	(718)	664	1,324	(734)	590
Customer-related intangible assets	342	(74)	268	342	(66)	276
Patents and technology	348	(231)	117	344	(227)	117
Trademarks	37	(31)	6	37	(27)	10
Other intangible assets	65	(43)	22	67	(39)	28
Total Other intangible assets, net	$3,456	$(1,256)	$2,200	$3,399	$(1,222)	$2,177
Amortization expense related to intangible assets was $45 million and $88 million for the three and six months ended June 27, 2026, and $40 million and $78 million for the three and six months ended June 28, 2025, respectively.
Note 9. Debt and Credit Agreements

	June 27, 2026	December 31, 2025
3.90% Senior Notes due 2028	$1,250	$—
4.00% Senior Notes due 2029	1,250	—
Compounded SOFR plus 0.63% Senior Notes due 2029	500	—
4.30% Senior Notes due 2031	2,000	—
4.60% Senior Notes due 2033	1,750	—
4.95% Senior Notes due 2036	3,250	—
5.622% Senior Notes due 2046	1,000	—
5.732% Senior Notes due 2056	3,500	—
5.852% Senior Notes due 2066	1,500	—
Other	6	9
Debt issuance costs	(153)	—
Total Long-term debt and current related maturities	15,853	9
Less: Current maturities of long-term debt	4	5
Total Long-term debt	$15,849	$4
Senior Unsecured Notes
On March 16, 2026, and in connection with the Spin-off, the Company issued an aggregate of $16.0 billion principal amount of the Initial Notes in nine series with maturity dates ranging from 2028 through 2066. Upon issuance, the Initial Notes became guaranteed on a senior unsecured basis by Honeywell. Following the completion of the Spin-off, Honeywell was automatically and unconditionally released and discharged from all obligations under these guarantees.
The Company distributed the Initial Notes due 2046, 2056, and 2066 (with an aggregate principal amount of $6.0 billion) and $9.1 billion of cash proceeds from the remaining series of Initial Notes to Honeywell as partial consideration for the contribution of assets by Honeywell to the Company in connection with the distribution and retained the balance of the cash proceeds from the remaining Initial Notes issued.
Interest on the fixed rate notes are payable on March 16 and September 16 of each year until maturity, with the first interest payment due on September 16, 2026. Interest on the floating rate notes are payable on March 16, June 16, September 16, and December 16 of each year, with the first interest payment made on June 16, 2026.
The schedule of principal payments on long-term debt, excluding debt issuance costs, is as follows:

June 27, 2026
2027	$4
2028	1,251
2029	1,751
2030	—
2031	2,000
Thereafter	11,000
Total Long-term debt	$16,006
The estimated fair value of the Company’s long-term debt was approximately $15.9 billion as of June 27, 2026, compared to a carrying value of $16.0 billion. The Company determined the fair value of the long-term debt by utilizing transactions in listed markets for identical or similar liabilities. As such, the fair value of the long-term debt is classified as Level 2.
Revolving Credit Facilities
On March 6, 2026, the Company entered into a $1.0 billion 364-day credit agreement (the “364-Day Credit Agreement”). Amounts borrowed under the 364-Day Credit Agreement are due no later than March 5, 2027, unless (i) the Company elects to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms.
On March 6, 2026, the Company entered into a $3.0 billion five-year credit agreement (the “Five-Year Credit Agreement”). The 364-Day Credit Agreement and Five-Year Credit Agreement (together, the “Revolving Credit Facilities”) are maintained for general corporate purposes. Any amounts borrowed under the Five-Year Credit Agreement are required to be repaid no later than March 6, 2031, unless such date is extended pursuant to the terms of the Five-Year Credit Agreement.
U.S. dollar advances under the Revolving Credit Facilities bear interest at a rate of either (i) term SOFR plus an applicable margin that varies from 0.75% to 1.25% per annum based on the Company’s public debt rating for its long-term senior unsecured debt or, in the event SOFR is unavailable, (ii) a base rate, plus an applicable margin 100 basis points less than the applicable margin for term SOFR advances (but not less than zero). Advances in alternative currencies will bear interest at rates based on the applicable benchmark rate for such currency, plus the margin applicable to term SOFR advances.
The Company is also required to pay a commitment fee on unused commitments at a rate per annum based on the Company’s public debt rating.
The Company may voluntarily prepay borrowings under the Revolving Credit Facilities without premium or penalty, subject to customary “breakage” costs. The Company may also reduce the commitments under either of the Revolving Credit Facilities, in whole or in part, in each case, subject to certain minimum amounts.
The Revolving Credit Facilities do not restrict the Company’s ability to pay dividends, nor do they contain financial covenants. They also contain customary representations and warranties, affirmative and negative covenants and events of default for investment grade borrowers and financings of this type. Except for certain affirmative covenants, the affirmative and negative covenants contained in the Revolving Credit Facilities are applicable only after revolving credit commitments are available to be drawn thereunder.
The revolving credit commitments under the Revolving Credit Facilities became available upon consummation of the Spin-off, subject to certain conditions customary for facilities of this type.
Note 10. Leases
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 27, 2026	June 28, 2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$49	$47
Supplemental balance sheet information related to leases was as follows:

	June 27, 2026	December 31, 2025
Operating leases
Other assets	$278	$254

Accrued liabilities	37	35
Other liabilities	259	236
Total operating lease liabilities	$296	$271
Note 11. Accrued Liabilities

	June 27, 2026	December 31, 2025
Customer-related liabilities	$315	$712
Real estate, VAT, and other tax liabilities	478	301
Compensation, benefits, and other employee-related liabilities	349	302
Supplier-related liabilities	260	250
Accrued interest	218	—
Environmental liabilities	149	174
Warranty reserves	116	109
Operating lease liabilities	37	35
Other	141	222
Total Accrued liabilities	$2,063	$2,105
Note 12. Stock-Based Compensation Plans
Honeywell maintains stock-based compensation plans under which it grants stock options and restricted stock units to certain management level employees, including certain employees of the Company. The Condensed Combined Statements of Operations reflect an allocation of these expenses on a specific identification basis for employees who exclusively supported the Company or, when specific identification is not practicable, a proportional cost allocation method primarily based on revenue, depending on the nature of the services. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented.

For the three months ended June 27, 2026 and June 28, 2025, the Company recognized $36 million and $22 million of stock-based compensation costs within Selling, general and administrative expenses in the Condensed Combined Statements of Operations, respectively, of which $15 million and $10 million related to compensation costs for direct employees of the Company, respectively, and $21 million and $12 million related to compensation costs allocated from Honeywell, respectively. For the six months ended June 27, 2026 and June 28, 2025, the Company recognized $61 million and $46 million of stock-based compensation costs within Selling, general and administrative expenses in the Condensed Combined Statements of Operations, respectively, of which $29 million and $21 million related to compensation costs for direct employees of the Company, respectively, and $32 million and $25 million related to compensation costs allocated from Honeywell, respectively. Refer to Note 3. Related Party Transactions for further details.
Note 13. Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2025	$(222)	$12	$—	$(210)
Other comprehensive income (loss) before reclassifications	(47)	—	48	1
Amounts reclassified from accumulated other comprehensive loss	—	—	(1)	(1)
Net current period other comprehensive income (loss)	(47)	—	47	—
Balance at June 27, 2026	$(269)	$12	$47	$(210)

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance at December 31, 2024	$(312)	$1	$(1)	$(312)
Other comprehensive income before reclassifications	81	—	3	84
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income	81	—	3	84
Balance at June 28, 2025	$(231)	$1	$2	$(228)
Note 14. Postretirement Benefit Plans
Honeywell Sponsored Pension Plans
Prior to the Spin-off, certain employees of the Company participated in U.S. pension plans sponsored by Honeywell. For the purposes of the Condensed Combined Financial Statements, the Company accounts for these plans as multiemployer plans as they are not sponsored by the Company. Therefore, the related assets and liabilities are not reflected in the Condensed Combined Balance Sheets. For the three months ended June 27, 2026 and June 28, 2025, the expenses associated with these pension plans were not material to the Condensed Combined Financial Statements.
Following the Spin-off, the Company sponsors a defined benefit pension plan for these U.S. employees, with benefit obligations and corresponding assets transferred from the Honeywell plans in which these employees participated. Subsequent to the Spin-off, the Company accounts for this plan as a single employer plan as it is sponsored by the Company. Therefore, the related assets and liabilities will be reflected in the Consolidated Balance Sheets beginning in the third quarter of 2026.
Company Sponsored Pension and Postretirement Benefit Plans
The Company sponsors a number of unfunded non-U.S. defined benefit pension plans. The largest plans are closed to new participants. The plans use a December 31 measurement date consistent with the Company’s fiscal year. As of June 27, 2026 and December 31, 2025, these pension plans were not material to the Condensed Combined Financial Statements.
Note 15. Commitments and Contingencies
Environmental Matters
The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment. Liabilities for environmental matters are recorded when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company’s estimate of the undiscounted future costs required to complete the remedial work or resolve matters. There can sometimes be a range of reasonable estimates, and in these cases, the Company uses the amount within the range that is its best estimate. If no amount within the range appears to be a better estimate than any other, it uses the amount that is the low end of such range. We regularly assess the amount of our accruals as remediation efforts progress, or as additional technical, regulatory, or legal information becomes available (including as a result of emerging abilities to analyze relevant data), or to align with industry norms (including as a result of our separation). This ongoing review may result in periodic adjustments to our accruals for environmental liabilities (including as a result of known or unknown liabilities becoming both probable and estimable).

The following table summarizes information concerning the Company’s recorded liabilities:

Balance at December 31, 2025	$823
Changes to accruals for environmental matters deemed probable and reasonably estimable:
Related to current or former Company sites, recorded in Costs of products and services sold	5
Unrelated to current or former Company sites, recorded in Other expense, net	37
Environmental liability payments, net	(37)
Balance at June 27, 2026	$828
Environmental liabilities are included in the following balance sheet accounts:

	June 27, 2026	December 31, 2025
Accrued liabilities	$149	$174
Other liabilities	679	649
Total environmental liabilities	$828	$823
In addition to the amounts accrued above, the Company has estimated that additional losses from environmental matters are reasonably possible. These reasonably possible losses, if they were to be incurred, could result in the Company's aggregate environmental liability being approximately two to three times higher than the currently recorded accruals, with potential payments extending beyond two decades. The Company's ultimate exposure may differ materially from current estimates, and it is possible that environmental liabilities could be material to the Company’s combined results of operations and operating cash flows in the periods recognized or paid. Further, the Company’s ongoing review of its environmental liabilities could result in changes to its accruals that could be material in the near term.
Litigation Matters
Flexjet v. Honeywell International Inc.
Flexjet, LLC (“Flexjet”) provides private jet services to customers. Aerospace maintains aircraft engine maintenance service contracts with Flexjet. During the COVID-19 pandemic, a customer dispute arose over delayed engine deliveries and specified engine enrollments under these maintenance service contracts. In 2021, Honeywell notified Flexjet that it was invoking force majeure provisions in response to the pandemic. On March 1, 2023, Flexjet brought suit against Honeywell, alleging breach of the parties’ aircraft engine maintenance service agreement (the “MSA”), seeking liquidated damages for delayed engine repairs, and claiming that its liquidated damages continue to accrue monthly related to engines awaiting repair. Additionally, two third-party aircraft repair and services companies, Duncan Aviation, Inc. (“Duncan”) and StandardAero Business Aviation Services, LLC (“StandardAero”) each sued Flexjet for amounts allegedly owed for services provided, and Flexjet filed third-party complaints in those cases on January 10, 2025 and June 10, 2025, respectively, purporting to join the Company as a third-party defendant.
The Company recorded accruals in accordance with ASC 450, Contingencies, with respect to the Flexjet-related matters, which accruals as of December 31, 2024 were not material. In December 2025, Honeywell announced it was in ongoing settlement negotiations with Flexjet and the other parties to the litigation matters.
On January 16, 2026, Honeywell completed a comprehensive settlement relating to its lawsuit with Flexjet. As part of this comprehensive settlement, Honeywell entered into settlement agreements with Duncan, StandardAero, and Flexjet. As of January 21, 2026, each of these cases have been dismissed. These settlements resolve all legal disputes among the parties arising out of the alleged breach of the MSA.
In connection with these settlements, the Company paid $59 million in December 2025 associated with the Duncan and StandardAero settlements. The Company paid $375 million in the first quarter of 2026 associated with a settlement payment to Flexjet.
Contemporaneous with Honeywell’s entry into the settlement agreement with Flexjet, Flexjet and Honeywell amended the MSA to extend the term through 2035.
Other Matters
The Company is subject to a number of other lawsuits, investigations, and claims (some of which involve large dollar amounts) arising out of the conduct of its business operations, including matters relating to commercial transactions, the integration of emerging technologies (such as, but not limited to, artificial intelligence and machine learning), employment, intellectual property, legal, and environmental, health, and safety matters. The Company recognizes liabilities for any contingency that is probable of occurrence and reasonably estimable. The Company routinely assesses the likelihood of adverse judgments or outcomes in such matters, as well as potential ranges of probable losses (taking into consideration the likelihood of any insurance recoveries), based on a careful analysis of each matter, and if appropriate, with the assistance of outside legal counsel and other experts.
Given the uncertainty inherent in litigation and investigations, the Company cannot predict when or how these matters will be resolved and does not believe it is possible to develop estimates of reasonably possible losses (or a range of possible losses) in excess of current accruals for commitment and contingency matters. Considering the Company's past experience and existing accruals as of the date of these financial statements, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's combined financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system) or changes in assumptions or changes in settlement strategy or the impact of evidentiary requirements, any of which could cause or require the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company’s combined results of operations or operating cash flows in the periods recognized or paid.
Note 16. Segment Financial Data
The Company manages its global business operations through three operating segments, each of which also qualifies as a reportable segment. Segment information is consistent with how the President and Chief Executive Officer of Aerospace, who is the Chief Operating Decision Maker (“CODM”), reviews the Company’s business, makes investing and resource allocation decisions, and assesses operating performance.
Segment profit and Segment adjusted EBIT are measures of segment profitability used by the CODM, and Segment profit is the measure most consistent with amounts included in the Condensed Combined Financial Statements. The CODM evaluates segment performance based on Segment profit, by comparing budget-to-actual and period-over-period results. Each Segment’s profit excludes taxes, interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension income (expense), repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, and other items within Other expense, net. Transaction costs consist of professional advisory services fees related to the Spin-off.
The Company does not report asset information by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.
The below table summarizes information about significant segment net sales and expenses and other segment items, for each historical period:

	Three Months Ended June 27, 2026
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total Honeywell Aerospace
Net sales	$1,774	$1,406	$1,342		$4,522
Less
Cost of products and services sold[1]	1,047	1,075	816
Other segment items[2]	268	157	137
Total segment profit	$459	$174	$389	$(27)	$995

Depreciation and amortization	$36	$35	$29	$—	$100
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

	Three Months Ended June 28, 2025
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total Honeywell Aerospace
Net sales	$1,645	$1,390	$1,254		$4,289
Less
Cost of products and services sold[1]	915	1,004	789
Other segment items[2]	255	130	104
Total segment profit	$475	$256	$361	$(26)	$1,066

Depreciation and amortization	$34	$32	$27	$—	$93
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

	Six Months Ended June 27, 2026
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total Honeywell Aerospace
Net sales	$3,515	$2,826	$2,533		$8,874
Less
Cost of products and services sold[1]	2,006	2,072	1,560
Other segment items[2]	540	299	257
Total segment profit	$969	$455	$716	$(50)	$2,090

Depreciation and amortization	$67	$68	$54	$—	$189
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

	Six Months Ended June 28, 2025
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total Honeywell Aerospace
Net sales	$3,195	$2,664	$2,504		$8,363
Less
Cost of products and services sold[1]	1,811	1,949	1,482
Other segment items[2]	499	266	214
Total segment profit	$885	$449	$808	$(36)	$2,106

Depreciation and amortization	$68	$61	$49	$—	$178
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

A reconciliation of Segment profit to Income before taxes is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Electronic Solutions	$459	$475	$969	$885
Engines & Power Systems	174	256	455	449
Control Systems	389	361	716	808
Corporate and All Other	(27)	(26)	(50)	(36)
Total segment profit	995	1,066	2,090	2,106
Amortization of acquisition-related intangibles[1]	(22)	(17)	(44)	(34)
Stock compensation expense[2]	(36)	(22)	(61)	(46)
Transaction costs[3]	(329)	(17)	(522)	(17)
Environmental expenses[4]	(20)	(24)	(42)	(105)
Interest and other financial charges	(200)	—	(229)	—
Other, net[5]	(10)	14	(14)	29
Income before taxes	$378	$1,000	$1,178	$1,933
__________________
1.Amounts included in Cost of products and services sold and Selling, general and administrative expenses.
2.Amounts included in Selling, general and administrative expenses.
3.Amounts included in Selling, general and administrative expenses and Other expense, net.
4.Amounts included in Cost of products and services sold and Other expense, net.
5.Amounts include pension income (expense), repositioning charges, and other expenses.
Note 17. Subsequent Events
Completion of Spin-Off from Honeywell
On June 29, 2026, the Spin-off was completed through a pro-rata distribution of all of the Company’s issued and outstanding common shares to Honeywell’s shareholders of record as of the close of business on the Record Date, at which time each holder of Honeywell’s common shares received one Aerospace common share for every two Honeywell common shares held as of the Record Date, resulting in the Distribution of 316,939,750 shares of the Company’s common shares to Honeywell shareholders. Upon completion of the Distribution, the Company commenced “regular way” trading as an independent public company under the ticker symbol “HONA” on Nasdaq.
In connection with the Spin-off, the Company and Honeywell entered into definitive agreements which set forth the terms and conditions of the Spin-off and provide a framework for the Company’s relationship with Honeywell following the Spin-off as follows:
•The Separation and Distribution Agreement sets forth, among other things, the Company’s agreements with Honeywell regarding the principal actions to be taken in connection with the Spin-off. It also sets forth other agreements that govern certain aspects of the Company’s ongoing relationship with Honeywell following the Distribution.
•The Transition Services Agreement governs certain transitional services to be provided by Honeywell to the Company on an interim, transitional basis. The services, including, but not limited to global real estate support, information technology support, finance administration support, and human resources support, will be provided for a limited time, generally for no longer than two years following the Distribution Date, and will be provided for specified fees, which are generally based on the cost of services provided.
•The Tax Matters Agreement governs the Company’s and Honeywell’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the share distribution or certain related transactions fail to qualify for their intended tax consequences.
•The Employee Matters Agreement addresses employment and employee compensation and benefits matters. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which the Company’s employees participated prior to the Spin-off.
•The Intellectual Property License Agreement governs the terms by which each of the Company and Honeywell, and their respective affiliates, grant and receive perpetual non-exclusive licenses to and from each other in respect of certain patents and other intellectual property rights owned by the licensing party or its group, excluding rights in trademarks and certain other intellectual property rights that may be addressed in separate agreements between the parties or their respective affiliates.
•The Trademark License Agreement provides the Company a license to use “Honeywell Aerospace” and certain other trademarks in its operation of the Aerospace business, including in the names of Honeywell Aerospace and certain of its subsidiaries, subject to certain restrictions. The agreement includes exclusivity terms with respect to the use of “Honeywell Aerospace” and certain other uses, subject to certain exceptions, including exceptions permitting the Company to continue to market and sell products and services under the “Honeywell” mark. The Trademark License Agreement includes customary quality control provisions to protect and preserve the goodwill associated with “Honeywell” and the other licensed marks. In exchange, the Company will pay Honeywell an aggregate amount of $1,125 million over a period of less than five years, with an initial payment of $18.75 million due within five days of the Distribution date followed by 59 equal monthly payments of $18.75 million. Costs associated with the Honeywell trademark license are expensed as incurred.
Commercial Paper Program
On June 29, 2026, the Company entered into a commercial paper program to issue unsecured commercial paper notes up to $4.0 billion, with maturities up to 397 days. Commercial paper notes are sold at par less a discount representing an interest factor, or if interest bearing, at par.
Debt Exchange
On July 6, 2026, the Company filed a Registration Statement on Form S-4 (“Registration Statement”) which included an offer to exchange (the “Exchange Offer”) each series of the Initial Notes for registered notes of like principal (“New Notes” and, together with the Initial Notes, “Notes”). The Initial Notes were originally issued on March 16, 2026, in a private offering in connection with the Spin-off. The terms of the New Notes are identical in all material respects to the terms of the Initial Notes of corresponding series, except that the New Notes are registered under the Securities Act of 1933, will not contain restrictions on transfer or provisions relating to additional interest, and will not entitle their holders to registration rights. The SEC declared the Registration Statement effective on July 13, 2026. The Company expects the Exchange Offer to close in the third quarter of 2026.
Share Repurchase Authorization
On July 23, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.5 billion of the Company’s outstanding common stock. The program has no fixed expiration date and may be modified, suspended, or discontinued at any time at the discretion of the Board. As of the date of this filing, no repurchases have been made under the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell Aerospace Inc. (“Honeywell Aerospace”, “we”, “us”, or “our”) for the three and six months ended June 27, 2026. The financial information as of June 27, 2026, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the final Information Statement dated as of June 15, 2026 (the “Information Statement”), which was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2026.
OVERVIEW
Business Overview
We are a leading global tier-1 aerospace and defense supplier of mission critical systems and technologies that enable the production, maintenance, and safe operation of aerospace and defense platforms. Our systems and technologies support original equipment manufacturer (“OEM”), government, defense prime contractors, and aircraft operator customers across the Commercial Air Transport, Business Aviation, and Defense and Space end markets. Our comprehensive portfolio of market leading systems and technologies are organized into the following segments: Electronic Solutions (“ES”), Engines & Power Systems (“E&PS”), and Control Systems (“CS”).
Spin-off from Honeywell
On February 6, 2025, Honeywell announced its intention to separate its Aerospace Business into a standalone publicly traded company through a pro-rata distribution of all of the outstanding common shares of Honeywell Aerospace Inc. to Honeywell shareholders. On June 29, 2026 (the “Distribution Date”), Honeywell completed the spin-off of the Aerospace Business (the “Spin-off”). The Spin-off is intended to be a tax-free pro-rata distribution (the “Distribution”) of all of our outstanding common shares to holders of record of Honeywell's common shares as of the close of business on June 15, 2026 (the “Record Date”), at which time each holder of Honeywell's common shares received one Aerospace common share for every two Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 316,939,750 of our common shares. Upon completion of the Distribution, we became an independent public company. Our common stock is listed under the symbol “HONA” on The Nasdaq Stock Market LLC (“Nasdaq”). Following the Distribution, Honeywell did not beneficially own any Aerospace common shares and will no longer consolidate Aerospace with Honeywell’s financial results. Refer to Note 9. Debt and Credit Agreements and Note 17. Subsequent Events of the Notes to the Condensed Combined Financial Statements for additional information on the Spin-off and related transactions.
Relationship with Honeywell
The Condensed Combined Financial Statements included herein are derived from Honeywell’s historical accounting records and presented on a standalone basis as if Honeywell Aerospace’s operations had been conducted independently from Honeywell in accordance with GAAP. The Condensed Combined Financial Statements include certain assets and liabilities that have historically been held at the Honeywell corporate level but are specifically identifiable or otherwise attributable to us. Honeywell provides certain services, such as legal, accounting, information technology, human resources, and other infrastructure support, on behalf of Honeywell Aerospace. Honeywell Aerospace and Honeywell consider allocations of these costs to be a reasonable reflection of the benefits we received. However, the financial information presented in the Condensed Combined Financial Statements may not reflect our combined financial position, operating results, and cash flows had we been a separate standalone entity during the periods presented. Actual costs that would have been incurred if Honeywell Aerospace had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by Aerospace during the periods presented.
In connection with the Spin-off, we entered into the Separation and Distribution Agreement and certain other agreements with Honeywell, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a trademark license agreement. Refer to Note 17. Subsequent Events of the Notes to the Condensed Combined Financial Statements for additional information. We will utilize Honeywell’s services for a transitional period following the Spin-off before we replace these services over time with services supplied either internally or by third parties. The expenses for the services may vary from the historical costs directly billed and allocated to us for the same services.
We have incurred and expect to incur certain costs in connection with our establishment as a standalone public company (the “transaction costs”). The transaction costs include non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee-related costs, evolution of our brand, and other matters. The transaction costs are expected to continue through at least fiscal year 2027. Additionally, we will incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding the corporate support for our businesses, including IT, human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement, and other services. See “Unaudited Pro Forma Combined Financial Information” in the Information Statement.
Macroeconomic Conditions
We continue to monitor elevated macroeconomic and geopolitical developments, including armed conflict in the Middle East and its effects on global energy markets and maritime shipping, evolving U.S. trade policy and tariff authorities, inflationary pressures, and financial market uncertainty. Moderated global growth projections and tariffs imposed during 2025 and 2026, together with evolving U.S. trade policy and international negotiations, contributed to increased volatility across global supply chains. Elevated energy prices, tariff-related cost impacts, and continued market uncertainty may contribute to supply chain disruptions, cost inflation, and pricing volatility. We continue to work proactively with our suppliers and customers to mitigate shortages, maintain supply continuity, and manage cost impacts.
Mitigation strategies remain important to meeting customer demand in this evolving environment and include supply chain simplification, regional sourcing, strategic dual-source development, long-term capacity planning for constrained materials, enhanced digital visibility across the supply base, direct engagement with critical suppliers, supplier development, and disciplined pricing and inventory management. Strong relationships with strategic suppliers enable collaborative capacity planning, support product launches, improve supply continuity, and, where appropriate, facilitate design or sourcing changes that enhance resiliency. We believe these actions reduce supply risk, support customer commitments, and strengthen operational resilience. Due to our rigorous product qualification and quality processes, we do not believe these mitigation actions have adversely affected product quality or reliability.
To date, these actions have helped reduce our exposure to these conditions. However, their continued effectiveness depends on successful execution, supplier performance, the availability of critical materials, and the broader macroeconomic environment. If these conditions worsen or our mitigation efforts prove insufficient, our results of operations, cash flows, or financial condition could be materially adversely affected.

RESULTS OF OPERATIONS

$6,000
$4,000
$2,000
$0
$4,522
$4,289
$2,941
$2,725
$183
$167
$722
$383
$246
$844
Net Sales
Cost of Products and Services Sold
Research and Development Expenses
Selling, General and Administrative Expenses
Net Income Attributable to Aerospace
Q2 2026
Q2 2025

$10,000
$8,000
$6,000
$4,000
$2,000
$0
$8,874
$8,363
$5,663
$5,276
$370
$334
$1,286
$748
$880
$1,621
Net Sales
Cost of Products and Services Sold
Research and Development Expenses
Selling, General and Administrative Expenses
Net Income Attributable to Aerospace
YTD Q2 2026
YTD Q2 2025

Net Sales by Segment

Total Segment Profit/Segment Adjusted EBIT by Segment

$1,500
$1,000
$500
$0
$995
$389
$174
$459
$(27)
$1,066
$361
$256
$475
$(26)
Q2 2026 Segment Profit / Segment Adjusted EBIT
Q2 2025 Segment Profit / Segment Adjusted EBIT
Control Systems
Engines & Power Systems
Electronic Solutions
Corporate and All Other

$2,500
$2,000
$1,500
$1,000
$500
$0
$2,090
$716
$455
$969
$(50)
YTD Q2 2026 Segment Profit / Segment Adjusted EBIT
$2,106
$808
$449
$885
$(36)
YTD Q2 2025 Segment Profit / Segment Adjusted EBIT
Control Systems
Engines & Power Systems
Electronic Solutions
Corporate and All Other

COMBINED OPERATING RESULTS
Net Sales
The following table sets forth the factors contributing to year-over-year changes in our Net sales for the three and six months ended June 27, 2026:

Change in net sales from prior period	Q2 2026 vs. Q2 2025	YTD Q2 2026 vs. YTD Q2 2025
Organic(1)	5%	6%
Foreign currency translation	—%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	5%	6%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
Net sales increased $233 million due to higher Commercial Aftermarket organic sales of $86 million and $53 million within CS and ES, respectively. Additionally, Net sales increased due to higher organic sales of $65 million within ES relating to Defense and Space.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
Net sales increased $511 million due to higher organic sales of $174 million in Defense and Space within ES, $157 million in Commercial Aftermarket within E&PS, and $108 million in Commercial Original Equipment within ES.

Cost of Products and Services Sold
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
Cost of products and services sold increased $216 million primarily due to $164 million of higher direct and indirect material costs and an approximately $50 million increase in inventory obsolescence charges. Gross margin percentage decreased by 1%.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
Cost of products and services sold increased $387 million primarily due to $305 million of higher direct and indirect material costs and an approximately $70 million increase in inventory obsolescence charges. Gross margin percentage decreased by 1%.
Research and Development Expenses
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
Research and development expenses increased $16 million compared to the three months ended June 28, 2025, but remained flat at 4% as a percentage of Net sales.

For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
Research and development expenses increased $36 million compared to the six months ended June 28, 2025, but remained relatively flat at 4% as a percentage of Net sales.
A summary of our research and development costs for the three and six months ended June 27, 2026 and June 28, 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Company funded research and development expenses	$183	$167	$370	$334
Customer-sponsored research and development(1)	329	274	625	536
Total research and development costs	$512	$441	$995	$870
__________________
(1)Includes expenditures on customer programs with significant engineering performance obligations, included in Cost of products and services sold in the Condensed Combined Statements of Operations, and capitalized expenditures on deferred customer funded nonrecurring engineering and development activities, included in Other assets in the Condensed Combined Balance Sheets.
Selling, General and Administrative Expenses
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
Selling, general and administrative expenses increased $339 million due to $253 million of incremental transaction costs incurred in the period related to the Spin-off and $68 million of higher labor costs.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
Selling, general and administrative expenses increased $538 million due to $411 million of incremental transaction costs incurred in the period related to the Spin-off and $86 million of higher labor costs.

Other Expense, Net
Other expense, net primarily includes the following:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Environmental expenses	$18	$22	$37	$93
Transaction costs	74	15	109	15
Equity income of affiliated companies	(6)	(6)	(12)	(11)
Other expense (income), net	12	(17)	14	(25)
Total Other expense, net	$98	$14	$148	$72
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
Other expense, net increased by $84 million for the three months ended June 27, 2026, due primarily to higher transaction costs of $59 million related to the Spin-off.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
Other expense, net increased by $76 million for the six months ended June 27, 2026, driven by higher transaction costs of $94 million related to the Spin-off, partially offset by lower environmental expenses of $56 million. Refer to Note 15. Commitments and Contingencies of the Notes to Condensed Combined Financial Statements for a discussion of the environmental matters.
Interest and Other Financial Charges
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
Interest and other financial charges increased $200 million related to the $16.0 billion of senior unsecured notes issued in connection with the Spin-off. Refer to Note 9. Debt and Credit Agreements of the Notes to the Condensed Combined Financial Statements for further information.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
Interest and other financial charges increased $229 million related to the $16.0 billion of senior unsecured notes issued in connection with the Spin-off.

Income Tax Expense
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
The effective tax rate for the three months ended June 27, 2026, increased 1,750 basis points compared to the effective tax rate for the three months ended June 28, 2025, primarily due to nondeductible transaction costs and frictional tax costs in advance of the Spin-off (2,040 basis points), partially offset by favorable changes in the jurisdictional mix of earnings (290 basis points).

For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
The effective tax rate for the six months ended June 27, 2026, increased 850 basis points compared to the effective tax rate for the six months ended June 28, 2025, primarily due to nondeductible transaction costs and frictional tax costs in advance of the Spin-off (790 basis points) and incremental tax expense associated with reserves for ongoing examinations (290 basis points), partially offset by favorable changes in the jurisdictional mix of earnings (230 basis points).
SEGMENT RESULTS
We manage and report our operating results through three reportable segments: Electronic Solutions, Engines & Power Systems, and Control Systems. The remainder of our operations are presented in Corporate and All Other, which is not a reportable business segment.
Electronic Solutions
The following table sets forth the operating results for our ES segment for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,774	$1,645	$3,515	$3,195
Segment profit/Segment adjusted EBIT(1)	459	475	969	885
Segment profit margin/Segment adjusted EBIT margin(1)	26%	29%	28%	28%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Segment adjusted EBIT and Segment adjusted EBIT margin.

The following table sets forth the factors contributing to year-over-year changes in our ES segment’s Net sales for the three and six months ended June 27, 2026:

	Q2 2026 vs. Q2 2025	YTD Q2 2026 vs. YTD Q2 2025
Organic(1)	8%	10%
Foreign currency translation	—%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	8%	10%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
ES Net sales increased $129 million due to higher organic sales of $65 million in Defense and Space and $53 million in Commercial Aftermarket.
Segment Profit and Segment adjusted EBIT decreased by $16 million or 3% and Segment profit margin and Segment adjusted EBIT margin decreased 3% for the three months ended June 27, 2026.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
ES Net sales increased $320 million due to higher organic sales of $174 million in Defense and Space and $108 million in Commercial Original Equipment.
Segment Profit and Segment adjusted EBIT increased by $84 million or 9% and Segment profit margin and Segment adjusted EBIT margin remained flat for the six months ended June 27, 2026.
Engines & Power Systems
The following table sets forth the operating results for our E&PS segment for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,406	$1,390	$2,826	$2,664
Segment profit/Segment adjusted EBIT(1)	174	256	455	449
Segment profit margin/Segment adjusted EBIT margin(1)	12%	18%	16%	17%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Segment adjusted EBIT and Segment adjusted EBIT margin.

The following table sets forth the factors contributing to year-over-year changes in our E&PS segment’s Net sales for the three and six months ended June 27, 2026:

	Q2 2026 vs. Q2 2025	YTD Q2 2026 vs. YTD Q2 2025
Organic(1)	1%	6%
Foreign currency translation	—%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	1%	6%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
E&PS Net sales increased $16 million primarily due to higher organic sales of $30 million in Commercial Original Equipment, partially offset by lower organic sales of $20 million in Defense and Space.
Segment profit and Segment adjusted EBIT decreased by $82 million or 32% and Segment profit margin and Segment adjusted EBIT margin decreased 6% for the three months ended June 27, 2026.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
E&PS Net sales increased $162 million primarily due to higher organic sales of $157 million in Commercial Aftermarket.
Segment profit and Segment adjusted EBIT increased by $6 million or 1% and Segment profit margin and Segment adjusted EBIT margin decreased 1% for the six months ended June 27, 2026.
Control Systems
The following table sets forth the operating results for our CS segment for the three and six months ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,342	$1,254	$2,533	$2,504
Segment Profit/Segment adjusted EBIT(1)	389	361	716	808
Segment Profit margin/Segment adjusted EBIT margin(1)	29%	29%	28%	32%
_________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Segment adjusted EBIT and Segment adjusted EBIT margin.

The following table sets forth the factors contributing to year-over-year changes in our CS segment’s Net sales for the three and six months ended June 27, 2026:

	Q2 2026 vs. Q2 2025	YTD Q2 2026 vs. YTD Q2 2025
Organic(1)	7%	1%
Foreign currency translation	—%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	7%	1%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
For the three months ended June 27, 2026 compared with the three months ended June 28, 2025
CS Net sales increased $88 million due to higher organic sales of $86 million in Commercial Aftermarket.
Segment profit and Segment adjusted EBIT increased by $28 million or 8% and Segment profit margin and Segment adjusted EBIT margin remained flat for the three months ended June 27, 2026.
For the six months ended June 27, 2026 compared with the six months ended June 28, 2025
CS Net sales increased $29 million due to higher organic sales of $65 million in Commercial Aftermarket and $15 million in Defense and Space. The increase was offset by lower organic sales of $60 million in Commercial Original Equipment.
Segment profit and Segment adjusted EBIT decreased by $92 million or 11% and Segment profit margin and Segment adjusted EBIT margin decreased 4% for the six months ended June 27, 2026.
Corporate and All Other
Corporate and All Other primarily includes unallocated corporate costs and is not a separate reportable business segment. We monitor the activities in Corporate and All Other to determine the need for further reportable business segment disaggregation.
NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures to supplement the financial measures prepared in accordance with GAAP. These include (1) Organic sales growth, (2) Total segment profit, (3) Adjusted EBIT, (4) Adjusted EBIT margin, (5) Segment adjusted EBIT, and (6) Segment adjusted EBIT margin.
Below are definitions and reconciliations of certain non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP. Management believes that, when considered together with reported amounts, these measures are useful to investors and management in understanding our ongoing operations and in the analysis of ongoing operating trends. Management believes these non-GAAP financial measures provide investors with a more meaningful measure of its performance period to period, align with how management evaluates performance internally, and make it easier for investors to compare our performance to peers. These measures should be considered in addition to, and not as replacements for, the most directly comparable GAAP measure. The non-GAAP financial measures we use are as follows:
•Organic sales growth: We define organic sales growth as the change in reported Net sales relative to the comparable period, excluding the impact on sales from foreign currency translation and acquisitions, net of divestitures, for the first 12 months following the transaction date, and other items that are unusual and non-recurring in nature (e.g. impact of comprehensive settlement related to Flexjet litigation). We believe this measure is useful to investors and management in understanding our ongoing operations and in analysis of ongoing operating trends.
•Total segment profit: We define Total segment profit as Net income, excluding taxes, interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension income (expense), repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, and other items within Other expense, net. We believe this measure is useful to investors as it provides greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as for understanding ongoing operating trends.
•Adjusted EBIT and Adjusted EBIT margin: We define Adjusted EBIT as Net income excluding taxes, interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension income (expense), repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, other items within Other expense, net, and other items that are unusual or non-recurring in nature, including but not limited to impairment charges and litigation charges (e.g., comprehensive settlement related to Flexjet litigation). We define Adjusted EBIT margin as Adjusted EBIT divided by Net sales adjusted for the impact of the Flexjet-related litigation settlement. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as for understanding ongoing operating trends.
•Segment adjusted EBIT and Segment adjusted EBIT margin: We define Segment adjusted EBIT as Income before taxes excluding interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension income (expense), repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, other items within Other expense, net, and other items that are otherwise of an unusual or non-recurring in nature, including but not limited to impairment charges and litigation charges (e.g., comprehensive settlement related to Flexjet litigation). We define Segment adjusted EBIT margin as Segment adjusted EBIT divided by Net sales adjusted for the impact of the Flexjet-related litigation settlement. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as for understanding ongoing operating trends.

	Three Months Ended
	June 27, 2026		June 28, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net Income	$256	6%	$852	20%
Income tax expense	122	3%	148	3%
Amortization of acquisition-related intangibles(1)	22	1%	17	—%
Stock compensation expense(2)	36	1%	22	1%
Environmental expense(3)	20	—%	24	1%
Transaction costs(4)	329	7%	17	—%
Interest and other financial charges	200	4%	—	—%
Other, net(5)	10	—%	(14)	—%
Total segment profit/Segment adjusted EBIT	$995	22%	$1,066	25%
__________________
(1)Amounts included in Cost of products and services sold and Selling, general and administrative.
(2)Amounts included in Selling, general and administrative expenses.
(3)Amounts included in Cost of products and services sold and Other expense, net.
(4)Amounts included in Selling, general and administrative expenses and Other expense, net.
(5)Amounts include pension income (expense) and repositioning and other charges.

	Three Months Ended June 27, 2026
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$459	26%	$174	12%	$389	29%

	Three Months Ended June 28, 2025
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$475	29%	$256	18%	$361	29%

	Six Months Ended
	June 27, 2026		June 28, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net Income	$898	10%	$1,638	20%
Income tax expense	280	3%	295	4%
Amortization of acquisition-related intangibles(1)	44	1%	34	—%
Stock compensation expense(2)	61	1%	46	1%
Environmental expense(3)	42	—%	105	1%
Transaction costs(4)	522	6%	17	—%
Interest and other financial charges	229	3%	—	—%
Other, net(5)	14	—%	(29)	—%
Total segment profit/Segment adjusted EBIT	$2,090	24%	$2,106	26%
__________________
(1)Amounts included in Cost of products and services sold and Selling, general and administrative.
(2)Amounts included in Selling, general and administrative expenses.
(3)Amounts included in Cost of products and services sold and Other expense, net.
(4)Amounts included in Selling, general and administrative expenses and Other expense, net.
(5)Amounts include pension income (expense) and repositioning and other charges.

	Six Months Ended June 27, 2026
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$969	28%	$455	16%	$716	28%

	Six Months Ended June 28, 2025
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$885	28%	$449	18%	$808	32%
LIQUIDITY AND CAPITAL RESOURCES
Sources of Historical Liquidity
We historically generated positive net operating cash flows. As part of Honeywell, Aerospace was dependent upon Honeywell for its working capital and financing requirements. Honeywell used a centralized approach to cash management and financing of its operations. Our excess cash in participating bank accounts was transferred to Honeywell daily, and Honeywell funded our operating and investing activities as needed. This arrangement is not reflective of the manner in which the Aerospace Business would have financed its operations had it been a standalone business separate from Honeywell during the periods presented. Transfers of cash between Honeywell and the Aerospace Business have been included within Net transfers to Parent in the Condensed Combined Statements of Cash Flows and the Condensed Combined Statements of Equity.
Future Sources of Liquidity
Following our Spin-off from Honeywell on June 29, 2026, we no longer participate in Honeywell’s centralized treasury management and funding programs. Our ability to fund our operating needs depends on our ability to continue to generate positive cash flows from operations, and on our ability to obtain debt or equity financing on acceptable terms. Management believes that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, will provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including for at least the next 12 months, and fund capital expenditures and (ii) flexibility to make investment opportunities, including acquisitions, that may arise. However, there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We expect to utilize our cash flows to continue to invest in our business, growth strategies, people, and the communities in which we operate, as well as to service and repay our indebtedness over time.
In connection with the Spin-off, we issued senior unsecured notes in an aggregate principal amount of $16.0 billion. We distributed $6.0 billion of notes due 2046, 2056, and 2066 and $9.1 billion of net cash proceeds from the remaining series of senior unsecured notes to Honeywell as partial consideration for the contribution of assets by Honeywell to us in connection with the distribution. The balance was retained to pay fees and expenses related to the separation, the distribution, the debt transactions, and for general corporate purposes.
In addition, we entered into a 364-day senior unsecured revolving credit facility and a five-year senior unsecured revolving credit facility, together in an aggregate committed amount as of the date of distribution of $4.0 billion, and a $4.0 billion senior unsecured commercial paper program. The undrawn portion of the credit facilities serves as a backup facility for the issuance of the commercial paper program. We expect to use proceeds from the senior unsecured revolving credit facilities and senior unsecured commercial paper program for general corporate purposes.
Cash and Cash Requirements
Summary
As of June 27, 2026 and December 31, 2025, our cash and cash equivalents totaled $1,057 million and $213 million, respectively. Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry and is subject to the business and other risk factors described in the section of the Information Statement titled “Risk Factors.” If we are unable to generate sufficient cash flows from operations or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives.
We continually assess the relative strength of each business in our portfolio as to strategic fit, industry position, profit, and cash flow contribution in order to identify target investment and acquisition opportunities in order to upgrade our combined portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses.

Share Repurchase Program
On July 23, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $3.5 billion of our outstanding common stock. We expect to fund repurchases from operating cash flows and available liquidity. The program is intended to return capital to shareholders and offset dilution from our equity compensation programs. Refer to Note 17. Subsequent Events of the Notes to the Condensed Combined Financial Statements for additional information.
Cash and Cash Equivalents Held by Foreign Subsidiaries
Cash and cash equivalents held by Aerospace’s foreign subsidiaries were $491 million and $209 million as of June 27, 2026 and December 31, 2025.
Cash Flow Summary
Summarized cash flow information for the six months ended June 27, 2026 and 2025 are as follows:

	Six Months Ended
	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$346	$1,025
Net cash used for investing activities	(221)	(242)
Net cash provided by (used for) financing activities	744	(627)
Operating
Net cash provided by operating activities decreased $679 million for the six months ended June 27, 2026 compared to the same period in 2025. The decrease in net cash provided by operating activities is attributable to an increase of $450 million in transaction costs paid related to the separation and distribution and $377 million driven by the Flexjet litigation settlement payments partially offset by decreased inventory purchases of $102 million.
Investing
Net cash used for investing activities remained flat for the six months ended June 27, 2026 compared to the same period in 2025.
Financing
Net cash provided by financing activities increased $1.4 billion for the six months ended June 27, 2026 compared to the same period in 2025, primarily due to net proceeds from the issuance of senior unsecured notes in connection with the Spin-off of $15.8 billion, partially offset by higher net transfers to Honeywell of $14.5 billion.
Borrowings
We leverage a variety of debt instruments to manage our overall borrowing costs. As of June 27, 2026, our total borrowings were $15.9 billion. We had immaterial borrowings outstanding as of December 31, 2025.

	June 27, 2026	December 31, 2025
Fixed rate notes	$15,500	$—
Variable rate notes	500	—
Other	6	9
Debt issuance costs	(153)	—
Total borrowings	$15,853	$9

A key source of liquidity is our ability to access the corporate bond markets. Through these markets, we issue a variety of long-term fixed rate notes to manage our overall funding costs.
Another key source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at a discount or premium and have a maturity of not more than 397 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes.
We also have the following revolving credit agreements:
•A $1.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 5, 2027, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. As of June 27, 2026, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $3.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. As of June 27, 2026, there were no outstanding borrowings under our Five-Year Credit Agreement.
Refer to Note 9. Debt and Credit Agreements of Notes to Condensed Combined Financial Statements for additional information regarding our debt instruments.
Credit Ratings
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt rating agencies. As of June 27, 2026, S&P Global Inc. (S&P), Fitch Ratings Inc. (Fitch), and Moody’s Investor Service (Moody’s) have ratings on our debt set forth in the table below:

	S&P	Fitch	Moody’s
Outlook	Positive	Stable	Stable
Short-term	A-2	F1	P-2
Long-term	BBB+	A-	A3
OTHER MATTERS
Critical Accounting Estimates
There were no material changes during the three and six months ended June 27, 2026, to the items disclosed as critical accounting estimates in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies of the Notes to Condensed Combined Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to market risks is included within the section titled “Quantitative and Qualitative Disclosures About Market Risk” of the Information Statement.

ITEM 4. CONTROLS AND PROCEDURES
Aerospace’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were effective to ensure information required to be disclosed in the reports that Aerospace files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller, as appropriate, to allow timely decisions regarding required disclosure. There were no changes that materially affected, or are reasonably likely to materially affect, Aerospace’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.
Prior to June 29, 2026, we relied on certain material processes and internal controls over financial reporting performed by Honeywell. As a result of the Spin-off from Honeywell on June 29, 2026, we are in the process of reviewing, revising, and adopting policies and controls, as needed, to meet all regulatory requirements applicable to us as an independent, publicly traded company. In addition, in connection with the Spin-off, we entered into a Transition Services Agreement with Honeywell, pursuant to which Honeywell will continue to provide certain information technology, administrative, and other services on a transitional basis.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising from the conduct of our business. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on careful analysis of each matter, and if appropriate, with the assistance of outside legal counsel and other experts. Refer to Note 15. Commitments and Contingencies of the Notes to Condensed Combined Financial Statements for additional information on our commitments and contingencies.
ITEM 1A. RISK FACTORS
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our Risk Factors presented in the Information Statement included in our Registration Statement on Form 10, as filed with the SEC. For further discussion of our Risk Factors, refer to the section titled “Risk Factors” in the Information Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 27, 2026, none of our officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1#
Separation and Distribution Agreement, dated as of June 29, 2026, by and between Honeywell International Inc. and Honeywell Aerospace Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on June 29, 2026)

3.1	Second Amended and Restated Certificate of Incorporation of Honeywell Aerospace Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 29, 2026)
3.2	Amended and Restated By-laws of Honeywell Aerospace Inc., dated as of June 29, 2026 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on June 29, 2026)
4.1
Indenture, dated as of March 16, 2026, between Honeywell Aerospace Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)

4.2
First Supplemental Indenture, dated as of March 16, 2026, between Honeywell Aerospace Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)

4.3
Registration Rights Agreement, dated as of March 16, 2026, among Honeywell Aerospace Inc., and Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)

4.4
364-Day Credit Agreement, dated as of March 6, 2026, among Honeywell Aerospace Inc., the banks, financial institutions and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as syndication agents (incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)

4.5
Five-Year Credit Agreement, dated as of March 6, 2026, among Honeywell Aerospace Inc., the banks, financial institutions and other institutional lenders parties thereto, Bank of America, N.A., as administrative agent, and Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as syndication agents (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)

10.1#
Transition Services Agreement, dated June 29, 2026, by and between Honeywell International Inc. and Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 29, 2026)

10.2#
Tax Matters Agreement, dated June 29, 2026, by and between Honeywell International Inc. and Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 29, 2026)

10.3#
Employee Matters Agreement, dated June 29, 2026, by and between Honeywell International Inc. and Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 29, 2026)

Exhibit Number	Description
10.4#
Intellectual Property License Agreement, dated June 29, 2026, by and between Honeywell International Inc. and Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 29, 2026)

10.5#
Trademark License Agreement, dated June 25, 2026, by and between Honeywell International Inc., Honeywell Aerospace IP Holdings Inc. and Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on June 29, 2026)

10.6*	2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on June 29, 2026)
10.7*	Honeywell Aerospace Inc. Severance Plan for Designated Officers (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on June 29, 2026)
10.8*	Deferred Compensation Plan for Non-Employee Directors of Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on June 29, 2026)
10.9*
Form of Director Restricted Stock Unit Award Agreement under the 2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on June 29, 2026)

10.10*	Form of Award Agreement for Founder’s Grant (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)
10.11*	Offer Letter for James Currier (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.12*	Offer Letter for Joshua Jepsen (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.13*	Offer Letter for Robert Buddecke (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.14*	Offer Letter for David Marinick (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.15*	Offer Letter for Richard DeGraff (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.16*	Offer Letter for John Donofrio (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.17*	Offer Letter for Karen Arlak (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10-12B filed on March 3, 2026)
10.18*	Honeywell Aerospace Incentive Compensation Plan for Executive Employees (filed herewith)
10.19*	Honeywell Aerospace Excess Benefit and Supplemental Savings Plan (filed herewith)
10.20*	Honeywell Aerospace Deferred Incentive Compensation Plan (filed herewith)
10.21*	Honeywell Aerospace Supplemental Pension Plan (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)
* Management contract or any compensatory plan, contract, or arrangement.
#   Schedules and/or exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HONEYWELL AEROSPACE INC.

Date: August 5, 2026	By:	/s/ William Lautar
William Lautar Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)