Form 10-Q
period 2026-09-26
Honeywell Aerospace Inc.
filed 2026-10-28
CIK 2089271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
OR
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 317,031,836 shares of Common Stock outstanding as of September 26, 2026.

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
•changes in the price and availability of raw materials that we use to produce our products, including the ability of suppliers to meet quality and delivery requirements and our ability to reduce the impact of such disruptions;
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
•changes in demand for our products and services, including economic or other conditions in the commercial aerospace, business aviation, and defense and space markets, such as changed buying patterns of aftermarket parts, supplier stability, factory transitions, and global supply constraints;
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
Our SEC filings, including our Information Statement, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Investor Relations website (investor.honeywellaerospace.com) immediately after they are filed with, or furnished to, the SEC. We use our Investor Relations website, together with our Newsroom website (www.honeywellaerospace.com/us/en/company/newsroom), as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, and webcasts. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HONEYWELL AEROSPACE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Product sales	$2,690	$2,533	$7,723	$7,191
Service sales	1,954	2,000	5,795	5,705
Net sales	4,644	4,533	13,518	12,896
Costs, expenses and other
Cost of products sold	1,985	1,950	5,805	5,422
Cost of services sold	944	926	2,787	2,730
Total cost of products and services sold	2,929	2,876	8,592	8,152
Research and development expenses	216	186	586	520
Selling, general and administrative expenses	471	441	1,757	1,189
Interest expense (income), net	187	(5)	404	(14)
Other (income) expense, net	(60)	294	100	375
Total costs, expenses and other	3,743	3,792	11,439	10,222
Income before taxes	901	741	2,079	2,674
Income tax expense	164	87	444	382
Net income	737	654	1,635	2,292
Less: Net income attributable to noncontrolling interests	11	10	29	27
Net income attributable to Aerospace	$726	$644	$1,606	$2,265
Earnings per share of common stock—basic	$2.29	$2.03	$5.07	$7.15
Earnings per share of common stock—diluted	$2.29	$2.03	$5.06	$7.15
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$737	$654	$1,635	$2,292
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	(15)	1	(62)	82
Pension adjustments	(1)	—	(1)	—
Changes in fair value of cash flow hedges	5	—	52	3
Total other comprehensive (loss) income, net of tax	(11)	1	(11)	85
Comprehensive income	726	655	1,624	2,377
Less: Comprehensive income attributable to noncontrolling interests	11	10	29	27
Comprehensive income attributable to Aerospace	$715	$645	$1,595	$2,350
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions, except per share amounts)

	September 26, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,558	$213
Accounts receivable, less allowances of $54 and $33, respectively	2,324	2,156
Inventories	4,624	4,311
Current contract assets	1,462	1,366
Other current assets	544	344
Total current assets	10,512	8,390
Property, plant and equipment, net	2,318	2,101
Goodwill	3,035	3,025
Other intangible assets, net	2,239	2,177
Deferred tax assets	72	412
Pension assets	3,039	13
Other assets	1,817	1,567
Total assets	$23,032	$17,685
LIABILITIES
Current liabilities:
Accounts payable	$2,931	$2,883
Current contract liabilities	1,612	1,589
Accrued liabilities	1,857	2,105
Total current liabilities	6,400	6,577
Long-term debt	15,853	4
Contract liabilities	1,075	1,091
Deferred tax liabilities	679	61
Other liabilities	1,514	1,456
Total liabilities	25,521	9,189
EQUITY
Preferred stock, par value $0.01 per share; 40.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 1.0 billion shares authorized; 317.0 million shares issued and outstanding as of September 26, 2026; no shares issued and outstanding as of December 31, 2025	3	—
Additional paid-in capital	29	—
Accumulated deficit	(1,804)	—
Net Parent investment	—	8,609
Accumulated other comprehensive loss	(800)	(210)
Total (deficit) equity attributable to Aerospace	(2,572)	8,399
Noncontrolling interests	83	97
Total (deficit) equity	(2,489)	8,496
Total liabilities and (deficit) equity	$23,032	$17,685
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 26, 2026	September 27, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,635	$2,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214	204
Amortization	141	99
Pension (income) expense	(72)	4
Stock compensation expense	89	62
Deferred income taxes	(8)	(186)
Other	(45)	33
Changes in assets and liabilities:
Accounts receivable	(231)	(390)
Inventories	(323)	(262)
Contract assets	(95)	(76)
Other assets	(185)	78
Accounts payable	23	(57)
Contract liabilities	14	4
Other liabilities	(143)	59
Net cash provided by operating activities	1,014	1,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(428)	(372)
Increase in investments, net	(5)	(1)
Amounts advanced for related party loans receivable	(7)	(19)
Payments received from related party loans receivable	51	—
Other	4	—
Net cash used for investing activities	(385)	(392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	15,843	—
Net transfers to Parent	(15,080)	(1,224)
Other	(24)	(41)
Net cash provided by (used for) financing activities	739	(1,265)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	19
Net increase in cash and cash equivalents	1,345	226
Cash and cash equivalents at beginning of period	213	244
Cash and cash equivalents at end of period	$1,558	$470
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
(Dollars and shares in millions)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance as of June 28, 2025	—	$—	$—	$10,113	$—	$(228)	$93	$9,978
Net income	—	—	—	644	—	—	10	654
Other comprehensive income	—	—	—	—	—	1	—	1
Dividends to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Net transfers to Parent	—	—	—	(610)	—	—	—	(610)
Balance as of September 27, 2025	—	$—	$—	$10,147	$—	$(227)	$97	$10,017

Balance as of June 27, 2026	—	$—	$—	$(5,487)	$—	$(210)	$74	$(5,623)
Net income	—	—	—	—	726	—	11	737
Net transfers from (to) Parent	—	—	—	2,960	—	(579)	—	2,381
Issuance of common stock in connection with Spin-off and reclassification of Net Parent investment	316.9	3	—	2,527	(2,530)	—	—	—
Issuance of common stock in connection with employee savings and stock plans	0.1	—	1	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Dividends to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	28	—	—	—	—	28
Balance as of September 26, 2026	317.0	$3	$29	$—	$(1,804)	$(800)	$83	$(2,489)
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2024	—	$—	$—	$9,048	$—	$(312)	$92	$8,828
Net income	—	—	—	2,265	—	—	27	2,292
Other comprehensive income	—	—	—	—	—	85	—	85
Dividends to noncontrolling interests	—	—	—	—	—	—	(22)	(22)
Net transfers to Parent	—	—	—	(1,166)	—	—	—	(1,166)
Balance as of September 27, 2025	—	$—	$—	$10,147	$—	$(227)	$97	$10,017

Balance as of December 31, 2025	—	$—	$—	$8,609	$—	$(210)	$97	$8,496
Net income	—	—	—	880	726	—	29	1,635
Net transfers to Parent	—	—	—	(12,016)	—	(579)	—	(12,595)
Issuance of common stock in connection with Spin-off and reclassification of Net Parent investment	316.9	3	—	2,527	(2,530)	—	—	—
Issuance of common stock in connection with employee stock plans	0.1	—	1	—	—	—	—	1
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Dividends to noncontrolling interests	—	—	—	—	—	—	(43)	(43)
Stock-based compensation expense	—	—	28	—	—	—	—	28
Balance as of September 26, 2026	317.0	$3	$29	$—	$(1,804)	$(800)	$83	$(2,489)
The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

HONEYWELL AEROSPACE INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in tables in millions, except per share amounts)
Note 1. Organization and Basis of Presentation
Organization
Honeywell Aerospace Inc. (“Aerospace” or the “Company”) was organized on February 6, 2026, for the purpose of receiving, pursuant to a reorganization, all of the assets of the aerospace business segment (the “Aerospace Business”), a former carve-out business of Honeywell International Inc., which is now known as Honeywell Technologies (“Honeywell” or “Parent”). On June 29, 2026 (the “Distribution Date”), Honeywell completed the spin-off of the Aerospace Business (the “Spin-off”) through a pro-rata distribution (the “Distribution”) of all of the Company's outstanding common shares to holders of record of Honeywell's common shares as of the close of business on June 15, 2026 (the “Record Date”), at which time each holder of Honeywell's common shares received one Aerospace common share for every two Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 316.9 million of the Company's common shares. As a result of the Distribution, the Company became an independent publicly traded company. The Company’s common stock is listed under the symbol “HONA” on The Nasdaq Stock Market LLC (“Nasdaq”).
Basis of Presentation
The Company’s unaudited financial statements are presented on a consolidated basis. For periods prior to the Spin-off, the Company's unaudited financial statements were prepared on a combined basis and derived from the consolidated financial statements and accounting records of Honeywell. These financial statements do not purport to reflect what the results of operations, comprehensive income, financial position, or cash flows would have been had the Company operated as an independent entity during the periods presented. The financial statements included herein are referred to as the “Condensed Consolidated Financial Statements” for all periods presented.
The unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments, unless otherwise disclosed) necessary for a fair statement of the results of operations, financial position, and cash flows for each period presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.
The balance sheet as of December 31, 2025 was derived from audited financial statements but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited Combined Financial Statements for the year ended December 31, 2025, included in the Company’s final information statement, dated as of June 15, 2026 (the “Information Statement”), which was furnished as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2026.
For periods prior to the Spin-off, the unaudited financial statements include certain assets and liabilities that have historically been held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. Honeywell used a centralized approach to cash management and financing of its operations. Accordingly, for periods prior to the Spin-off, a substantial portion of the Company’s cash accounts were regularly cleared to Honeywell at Honeywell’s discretion and Honeywell funded the Company’s operating and investing activities as needed. Transfers of cash between Honeywell and the Company were included within Net transfers to Parent in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Equity. The Cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Other than the notes issued by the Company, Honeywell third party debt and the related interest expense were not attributed to the Company for any of the periods presented as the Company was not the legal obligor of such borrowings and Honeywell’s borrowings were not directly attributable to the Company.
Prior to the Spin-off, Honeywell provided certain services, such as legal, accounting, technology, human resources, and other infrastructure support, on behalf of the Company. The unaudited financial statements include all revenues and costs directly attributable to the Company and an allocation of expenses related to certain Honeywell corporate functions (refer to Note 3. Related Party Transactions). These expenses were allocated to the Company based on a proportion of Net sales. The Company considers allocations of these costs to be a reasonable reflection of the benefits received by the Company. However, the financial information presented prior to the Spin-off may not reflect the financial position, operating results, and cash flows of the Company had the Company been a separate standalone entity during the periods presented. Actual costs that would have been incurred if the Company had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. The Company considers the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented.
All intracompany transactions and balances within the Company have been eliminated. For periods prior to the Spin-off, transactions between Honeywell and the Company that were not cash settled are included within Net Parent investment. The total net effect of the settlement of these intercompany transactions was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net Parent investment. Transactions prior to the Spin-off between the Company and other businesses of Honeywell are considered related party transactions. See Note 3. Related Party Transactions for more information.
The Company's fiscal year begins on January 1 and ends on December 31. The Company’s practice is to establish interim quarterly closing dates using a predetermined fiscal calendar, which requires the Company’s businesses to close its books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on the Company's business processes. The Company’s closing dates for the third quarter of 2026 and 2025 were September 26, 2026 and September 27, 2025, respectively.
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
Accounts Receivable Factoring
For the three months ended September 26, 2026, the Company had no sales of trade accounts receivable. For the nine months ended September 26, 2026, the Company sold $344 million of trade accounts receivable, of which related fees were insignificant. For the three and nine months ended September 27, 2025, the Company had no sales of trade accounts receivable.
Supply Chain Financing
Amounts outstanding related to supply chain financing programs are included in Accounts payable in the Condensed Consolidated Balance Sheets. Accounts payable related to supply chain financing programs were $455 million and $521 million as of September 26, 2026 and December 31, 2025, respectively.
Reclassifications
Effective September 26, 2026, the Company began separately presenting Pension assets and Deferred tax liabilities on the Condensed Consolidated Balance Sheets, which were previously included within Other assets and Other liabilities, respectively. The Company also reclassified interest income from Other (income) expense, net to Interest expense (income), net on the Condensed Consolidated Statements of Operations. Prior period amounts have been reclassified to conform to the current year’s financial statement presentation.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires companies to disclose additional information about the types of expenses in commonly presented expense captions. The new standard requires tabular disclosure of specified natural expenses in certain expense captions, a qualitative description of amounts that are not separately disaggregated, and disclosure of the Company's definition and total amount of selling expenses. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified prospective transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Condensed Consolidated Financial Statements.
Note 3. Related Party Transactions
Related Party Loans
Related party debt due from and due to Honeywell or its affiliates are recorded in Accounts receivable and Accrued liabilities in the Condensed Consolidated Balance Sheets, respectively. Related party loans receivable of $44 million and related party loans payable of $16 million are reflected in the Condensed Consolidated Balance Sheets as of December 31, 2025. No related party loans receivable or payable were outstanding as of September 26, 2026. The interest income and expense related to the loan activity is recorded in Interest expense (income), net in the Condensed Consolidated Statements of Operations.
Distribution to Honeywell
On March 16, 2026, the Company completed the private note offering of $16.0 billion of senior unsecured notes (collectively the “Initial Notes”). Net proceeds of $15.1 billion from the Initial Notes were distributed to Honeywell in connection with the Spin-off. The distribution was reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net Parent investment. Refer to Note 9. Debt and Credit Agreements for further details.

Corporate Allocations
For the periods prior to the Spin-off, the Company recorded expenses allocated from Honeywell including, but not limited to, legal, accounting, information technology, human resources, and other infrastructure support. Allocations for management costs and corporate support services provided to the Company totaled $294 million for the nine months ended September 26, 2026, and totaled $164 million and $475 million for the three and nine months ended September 27, 2025, respectively, and such amounts are included within Cost of products and services sold, Research and development expenses, and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the three months ended September 26, 2026, there were no expenses allocated from Honeywell.
Cash Management and Net Parent Investment
For the periods prior to the Spin-off, Honeywell used a centralized approach for the purpose of cash management and financing of its operations. The Company’s excess cash in participating bank accounts was transferred to Honeywell daily, and Honeywell funded the Company’s operating and investing activities as needed. Honeywell operated a centralized non-interest-bearing cash pool in the U.S. and regional interest-bearing cash pools outside of the U.S. The total net effect of the settlement of these intercompany transactions is reflected in the Condensed Consolidated Statements of Cash Flows as a financing activity and in the Condensed Consolidated Balance Sheets as Net Parent investment.
Separation and Distribution Agreements
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
•The Tax Matters Agreement governs the Company’s and Honeywell’s respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and tax proceedings, and other matters regarding taxes. The Tax Matters Agreement provides special rules that allocate tax liabilities in the event the share distribution or certain related transactions fail to qualify for their intended tax consequences.
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
•The Trademark License Agreement provides the Company a license to use “Honeywell Aerospace” and certain other trademarks in its operation of the Aerospace business, including in the names of Honeywell Aerospace and certain of its subsidiaries, subject to certain restrictions. The agreement includes exclusivity terms with respect to the use of “Honeywell Aerospace” and certain other uses, subject to certain exceptions, including exceptions permitting the Company to continue to market and sell products and services under the “Honeywell” mark. The Trademark License Agreement includes customary quality control provisions to protect and preserve the goodwill associated with “Honeywell” and the other licensed marks. In exchange, the Company will pay Honeywell an aggregate amount of $1,125 million over a period of five years, with an initial payment of $18.75 million that was paid within five days of the Distribution Date followed by 59 equal monthly payments of $18.75 million. Costs associated with the Honeywell trademark license are expensed as incurred.
Note 4. Revenue Recognition from Contracts with Customers
The following table presents a disaggregation of revenue by end market:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Commercial Original Equipment	$690	$642	$2,026	$1,914
Commercial Aftermarket	2,126	2,084	6,123	5,822
Defense and Space	1,828	1,807	5,369	5,160
Net sales	$4,644	$4,533	$13,518	$12,896
The Company recognizes revenue arising from performance obligations outlined in contracts with its customers that are satisfied at a point in time and over time. The disaggregation of the Company's revenue based on timing of recognition is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Products, transferred point in time	48%	48%	48%	48%
Products, transferred over time	10	8	9	8
Net product sales	58	56	57	56
Services, transferred point in time	2	4	2	3
Services, transferred over time	40	40	41	41
Net service sales	42	44	43	44
Net sales	100%	100%	100%	100%
Contract Assets and Liabilities
Contract assets reflect the recognition of revenue from the satisfaction of performance obligations in advance of customer billings. Contract liabilities are recorded when customers are billed in accordance with the contract prior to the recognition of revenue. Contract balances are classified as assets or liabilities on a contract-by-contract basis and are recorded in the Condensed Consolidated Balance Sheets within Current contract assets, Other assets, Current contract liabilities, and Contract liabilities.

The following table summarizes the Company’s contract assets and liabilities balances:

2026
Contract assets - January 1	$1,373
Contract assets - September 26	1,467
Change in Contract assets - increase	94
Contract liabilities - January 1	(2,680)
Contract liabilities - September 26	(2,687)
Change in Contract liabilities - (increase)	(7)
Net change	$87

2025
Contract assets - January 1	$1,219
Contract assets - September 27	1,301
Change in Contract assets - increase	82
Contract liabilities - January 1	(2,401)
Contract liabilities - September 27	(2,414)
Change in Contract liabilities - (increase)	(13)
Net change	$69
For the three and nine months ended September 26, 2026, the Company recognized revenue of $158 million and $827 million, respectively, that was previously included in the beginning balance of Contract liabilities. For the three and nine months ended September 27, 2025, the Company recognized revenue of $167 million and $778 million, respectively, that was previously included in the beginning balance of Contract liabilities.
Remaining Performance Obligations
As of September 26, 2026, the Company’s remaining performance obligations, which is the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied, was approximately $19.3 billion. Remaining performance obligations exclude transaction price associated with revenue which is recognized on a right to invoice basis for certain long-term contracts. Performance obligations expected to be satisfied within one year and greater than one year are 59% and 41%, respectively.

Note 5. Other (Income) Expense, Net
Other (income) expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Environmental expense	$16	$231	$53	$324
Transaction costs(1)	18	74	127	89
Pension (income) expense	(81)	1	(81)	3
Equity income of affiliated companies	(6)	(6)	(18)	(17)
Other (income) expense, net	(7)	(6)	19	(24)
Total Other (income) expense, net	$(60)	$294	$100	$375
__________________
1.Transaction costs consist of professional advisory services fees related to the Spin-off. For the nine months ended September 26, 2026, the Company recognized $540 million of transaction costs, of which, $413 million is recognized within Selling, general and administrative expenses. For the three months ended September 26, 2026, there were no transaction costs recognized in Selling, general and administrative expenses. For the three and nine months ended September 27, 2025, the Company recognized $143 million and $160 million of transaction costs, of which, $69 million and $71 million is recognized within Selling, general and administrative expenses.
Note 6. Income Taxes
The effective tax rate was 18.2% and 21.4% for the three and nine months ended September 26, 2026, respectively, compared to 11.7% and 14.3% for the three and nine months ended September 27, 2025, respectively. The effective tax rate for the three months ended September 26, 2026 increased as compared to 2025 primarily due to $44 million of tax benefits recorded in 2025 related to changes in estimate on prior tax positions. The effective tax rate for the nine months ended September 26, 2026 increased as compared to 2025 primarily due to incremental $70 million of nondeductible transaction costs and frictional tax costs incurred in advance of the Spin-off.
Note 7. Inventories

	September 26, 2026	December 31, 2025
Raw materials	$1,283	$1,092
Finished products and work in process	3,341	3,219
Total Inventories	$4,624	$4,311

Note 8. Other Intangible Assets, Net
Other intangible assets, net is comprised of the following:

	September 26, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets, net
Customer relationships	$1,283	$(177)	$1,106	$1,285	$(129)	$1,156
Capitalized software	1,466	(742)	724	1,324	(734)	590
Customer-related intangible assets	344	(73)	271	342	(66)	276
Patents and technology	351	(235)	116	344	(227)	117
Trademarks	37	(33)	4	37	(27)	10
Other intangible assets	64	(46)	18	67	(39)	28
Total Other intangible assets, net	$3,545	$(1,306)	$2,239	$3,399	$(1,222)	$2,177
Amortization expense related to intangible assets was $53 million and $141 million for the three and nine months ended September 26, 2026, respectively, and $21 million and $99 million for the three and nine months ended September 27, 2025, respectively.
Note 9. Debt and Credit Agreements

	September 26, 2026	December 31, 2025
3.90% Senior Notes due 2028	$1,250	$—
4.00% Senior Notes due 2029	1,250	—
Compounded SOFR plus 0.63% Senior Notes due 2029	500	—
4.30% Senior Notes due 2031	2,000	—
4.60% Senior Notes due 2033	1,750	—
4.95% Senior Notes due 2036	3,250	—
5.622% Senior Notes due 2046	1,000	—
5.732% Senior Notes due 2056	3,500	—
5.852% Senior Notes due 2066	1,500	—
Other	5	9
Debt issuance costs	(149)	—
Total Long-term debt and current related maturities	15,856	9
Less: Current maturities of long-term debt	3	5
Total Long-term debt	$15,853	$4
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
On August 10, 2026, the Company completed an offer to exchange (the “Exchange Offer”) each series of the Initial Notes for registered notes of like principal (“New Notes”). The Initial Notes were originally issued on March 16, 2026, in a private offering in connection with the Spin-off. The terms of the New Notes are identical in all material respects to the terms of the Initial Notes of corresponding series, except that the New Notes are registered under the Securities Act of 1933, do not contain restrictions on transfer or provisions relating to additional interest, and do not entitle their holders to registration rights. Substantially all of the Initial Notes were tendered and exchanged for New Notes in the Exchange Offer.
Interest on the fixed rate notes is payable on March 16 and September 16 of each year until maturity, with the first interest payment made on September 16, 2026. Interest on the floating rate notes is payable on March 16, June 16, September 16, and December 16 of each year, with the first interest payment made on June 16, 2026.
The schedule of principal payments on long-term debt, excluding debt issuance costs, is as follows:

Amount
2027	$3
2028	1,251
2029	1,751
2030	—
2031	2,000
Thereafter	11,000
Total Long-term debt and current related maturities	$16,005
The estimated fair value of the Company’s long-term debt, excluding debt issuance costs, was approximately $15.0 billion as of September 26, 2026, compared to a carrying value of $16.0 billion. The Company determined the fair value of the long-term debt by utilizing transactions in listed markets for identical or similar liabilities. As such, the fair value of the long-term debt is classified as Level 2.
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
The revolving credit commitments under the Revolving Credit Facilities became available upon consummation of the Spin-off, subject to certain conditions customary for facilities of this type. As of September 26, 2026, there was no outstanding balance on the Revolving Credit Facilities.
Commercial Paper Program
On June 29, 2026, the Company entered into a commercial paper program to issue unsecured commercial paper notes up to $4.0 billion, with maturities up to 397 days. Commercial paper notes are sold at par less a discount representing an interest factor, or if interest bearing, at par. As of September 26, 2026, there was no outstanding balance of commercial paper notes.
Note 10. Leases
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 26, 2026	September 27, 2025
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$80	$71
Supplemental balance sheet information related to leases was as follows:

	Classification	September 26, 2026	December 31, 2025
Operating lease right-of-use assets	Other assets	$301	$254
Current operating lease liabilities	Accrued liabilities	44	35
Noncurrent operating lease liabilities	Other liabilities	279	236
Note 11. Accrued Liabilities

	September 26, 2026	December 31, 2025
Customer-related liabilities	$407	$712
Real estate, VAT, and other tax liabilities	268	301
Compensation, benefits, and other employee-related liabilities	406	302
Supplier-related liabilities	241	250
Accrued interest	24	—
Environmental liabilities	173	174
Warranty reserves	120	109
Operating lease liabilities	44	35
Other	174	222
Total Accrued liabilities	$1,857	$2,105

Note 12. Stock-Based Compensation Plans
Prior to the Spin-off, Honeywell maintained stock-based compensation plans under which it granted stock options and restricted stock units (“RSUs”) to certain management level employees, including certain employees of the Company. For all periods prior to the Spin-off, the Condensed Consolidated Statements of Operations reflect an allocation of these expenses on a specific identification basis for employees who exclusively supported the Company or, when specific identification is not practicable, a proportional cost allocation method primarily based on revenue, depending on the nature of the services. The amounts presented are not necessarily indicative of future awards and do not necessarily reflect the costs that the Company would have incurred as an independent company for the periods presented prior to the Spin-off.
In June 2026, the Board of Directors approved the 2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (“Aerospace 2026 Plan”), pursuant to which up to 35 million shares may be issued.
In connection with the Spin-off, in accordance with the Employee Matters Agreement, stock options and RSUs granted under Honeywell's equity compensation plans to employees of the Company and Honeywell were adjusted to reflect the impact of the Spin-off on these awards. To preserve the aggregate intrinsic value of Honeywell awards held prior to the Spin-off, the awards held by Aerospace employees were converted into equivalent awards under the Aerospace 2026 Plan.
Certain executives and employees of Honeywell that held Honeywell stock options and RSUs received an adjusted award consisting of both an award denominated in Honeywell equity and an award denominated in Aerospace equity. These awards were adjusted in accordance with the basket method, resulting in participants retaining units of the existing Honeywell award while receiving additional units of an Aerospace award. Upon vesting, the Company is obligated to settle all of the outstanding awards denominated in Aerospace equity.
Share counts for stock-based compensation discussed herein represent outstanding shares to be remitted by the Company to (i) its employees in connection with the Aerospace 2026 Plan adopted by the Company and (ii) employees of Honeywell that received awards denominated in the Company’s equity. The Company recognizes stock-based compensation expense related to unvested awards held by its employees.
Stock-Based Compensation Expense
Stock-based compensation cost, which is recognized in Selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations, is provided in the following table:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Stock-based compensation expense (pre-tax)
Direct compensation expense	$28	$10	$57	$31
Allocated compensation expense	—	6	32	31
Total Stock-based compensation expense (pre-tax)	28	16	89	62
Income tax benefit recognized	7	4	20	15
Total Stock-based compensation expense (after-tax)	$21	$12	$69	$47

Stock Options
The exercise price, term, and other conditions applicable to each option granted under the Aerospace 2026 Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of the Company's stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options under the Aerospace 2026 Plan generally vest over either a three or four-year period and expire after 10 years. Forfeitures are estimated at the time of grant to recognize expense for those awards expected to vest and are based on historical forfeiture rates.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Company does not have sufficient historical information on which to base expected volatility. As such, our volatility assumption is based on the historical and implied volatility of similar public companies, which were identified considering factors such as industry, stage of life cycle, size, and financial leverage. Because the Company does not have sufficient historical option exercise experience upon which we can estimate the expected term we estimate the expected term using the average of the vesting period and the contractual period of the award. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant.
The following table sets forth the weighted average assumptions used in determining the fair value of stock options:

Three Months Ended
September 26, 2026
Weighted average fair value per share of options granted during the quarter(1)	$85.05
Assumptions
Expected annual dividend yield	0.98%
Expected volatility	37.06%
Risk-free rate of return	4.46%
Expected option term (years)	7.00
_________________
1.Estimated on date of grant using Black-Scholes option-pricing model.

The following table summarizes information about stock option activity for the three months ended September 26, 2026:

	Number of Options (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 29, 2026(1)	4.1	$180.23
Granted	0.1	201.12
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of September 26, 2026	4.2	$180.86	6.03	$16.94
Exercisable as of September 26, 2026	2.7	$165.85	4.50	$16.94
Expected to vest as of September 26, 2026	3.7	$177.59	5.68	$16.94
__________________
1.On June 29, 2026, the Company began trading as an independent, publicly traded company under the stock symbol “HONA” on the Nasdaq. The options outstanding as of June 29, 2026 pertain to Honeywell equity-based awards issued by Honeywell in prior periods that were converted to Aerospace equity-based awards as part of the Spin-off. The conversion to Aerospace awards was considered a modification of the original award. Incremental fair value recognized was immaterial.
As of September 26, 2026, there was $41 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 2.6 years.
Restricted Stock Units
RSU awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and directors as compensation at fair market value at the date of grant. RSUs generally become fully vested over periods ranging from three to six years and are payable in Aerospace common stock upon vesting. Certain RSU awards are performance-based and awarded to eligible employees which entitle the grantee to receive shares of common stock if specified Company performance goals are achieved during the performance period and if the grantee remains employed through the vesting period.
The following table summarizes information about RSU activity for the three months ended September 26, 2026:

	Number of Restricted Stock Units (in millions)	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 29, 2026(1)	1.0	$244.99
Granted	0.4	202.56
Vested	(0.1)	191.78
Forfeited	—	—
Outstanding at September 26, 2026	1.3	$237.87
__________________
1.On June 29, 2026, the Company began trading as an independent, publicly traded company under the stock symbol “HONA” on the Nasdaq. The RSUs outstanding as of June 29, 2026 pertain to Honeywell equity-based awards issued by Honeywell in prior periods that were converted to Aerospace equity-based awards as part of the Spin-off. The conversion to Aerospace awards was considered a modification of the original award. Incremental fair value recognized was immaterial.

As of September 26, 2026, there was approximately $109 million of total unrecognized compensation cost related to non-vested RSUs granted under the Company's stock plan which is expected to be recognized over a weighted average period of 2.4 years.

Note 13. Earnings Per Share
On the Distribution Date, 316.9 million shares of the Company’s common stock were distributed to Honeywell shareholders as of the Record Date. This amount is utilized for the calculation of both basic and diluted earnings per share for all periods presented prior to the Distribution as there was no dilutive effect from equity securities as the Company had no stock-based compensation awards outstanding prior to the Distribution.
The details of the earnings per share calculations for the three and nine months ended September 26, 2026 and September 27, 2025 are as follows (shares in millions):

Basic	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income attributable to Aerospace	$726	$644	$1,606	$2,265
Weighted average shares outstanding	317.0	316.9	317.0	316.9
Earnings per share of common stock—basic	$2.29	$2.03	$5.07	$7.15
Diluted
Net income attributable to Aerospace	$726	$644	$1,606	$2,265
Average shares:
Weighted average shares outstanding	317.0	316.9	317.0	316.9
Dilutive securities issuable—stock plans	0.7	—	0.2	—
Total weighted average diluted shares outstanding	317.7	316.9	317.2	316.9
Earnings per share of common stock—diluted	$2.29	$2.03	$5.06	$7.15
Antidilutive securities(1)	1.9	—	0.7	—
__________________
1.Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive. Prior to the Spin-off, there was no dilutive effect from equity securities as the Company had no stock-based compensation awards outstanding prior to the Distribution.
Note 14. Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(222)	$12	$—	$(210)
Other comprehensive (loss) income before reclassifications	(62)	—	51	(11)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	1	—
Net current period other comprehensive (loss) income	(62)	(1)	52	(11)
Recognition of amounts in Accumulated other comprehensive loss related to Transfers from Parent	57	(630)	(6)	(579)
Balance as of September 26, 2026	$(227)	$(619)	$46	$(800)

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Cash Flow Hedges	Total
Balance as of December 31, 2024	$(312)	$1	$(1)	$(312)
Other comprehensive income before reclassifications	82	—	2	84
Amounts reclassified from accumulated other comprehensive loss	—	—	1	1
Net current period other comprehensive income	82	—	3	85
Balance as of September 27, 2025	$(230)	$1	$2	$(227)
Note 15. Pension Plans
For the periods prior to the Spin-off, certain employees of the Company participated in U.S. pension plans sponsored by Honeywell. For the purposes of the Condensed Consolidated Financial Statements, the Company accounted for these plans as multiemployer plans as they are not sponsored by the Company. Therefore, the related assets and liabilities are not reflected in the Condensed Consolidated Balance Sheets prior to the Spin-off.
Following the Spin-off, the Company sponsors qualified and non-qualified defined benefit pension plans for these U.S. employees (“U.S. Plans”), with benefit obligations and corresponding assets transferred from the Honeywell plans in which these employees participated. The U.S. Plans are closed to new participants. Subsequent to the Spin-off, the Company accounts for the U.S. Plans as single employer plans as they are sponsored by the Company. Therefore, the related assets and liabilities are reflected in the Condensed Consolidated Balance Sheets.
The Company also sponsors defined benefit pension plans which cover non-U.S. employees, in certain jurisdictions, principally Germany and Switzerland. The largest plans are closed to new participants. The non-U.S. pension plans are not material to the Company either individually or in the aggregate.

The following tables summarize the balance sheet impact, including the benefit obligations, assets, and funded status associated with the Company's U.S. Plans:

September 26, 2026
Change in benefit obligation:
Benefit obligation on December 31, 2025	$—
Transfer from Honeywell	6,213
Service cost	4
Interest cost	76
Benefits paid	(116)
Benefit obligation on September 26, 2026	6,177
Change in plan assets:
Fair value of plan assets on December 31, 2025	—
Transfer from Honeywell	9,015
Expected return on plan assets	157
Benefits paid	(116)
Employer contributions	4
Expected fair value of plan assets on September 26, 2026	9,060
Funded status of plans	$2,883
Amounts recognized in Consolidated Balance Sheets consist of:
Pension assets	$3,022
Accrued pension liabilities—current(1)	(18)
Accrued pension liabilities—noncurrent(2)	(121)
Net amount recognized	$2,883
________________
1.Included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
2.Included in Other liabilities in the Condensed Consolidated Balance Sheets.

Amount recognized in Accumulated other comprehensive loss including the transfer from Honeywell, on a pre-tax basis, associated with the Company’s U.S. Plans as of September 26, 2026 are as follows:

September 26, 2026
Prior service (credit) cost	$—
Net actuarial loss	867
Net amount recognized	$867
Net periodic benefit income for the Company's U.S. Plans includes the following components:

Three Months Ended
September 26, 2026
Service cost	$4
Interest cost	76
Expected return on plan assets	(157)
Net periodic benefit income	$(77)

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the Company's U.S. Plans are presented in the following table as weighted averages:

September 26, 2026
Actuarial assumptions used to determine benefit obligations:
Discount rate	5.50%
Expected annual rate of compensation increase	3.25%
Actuarial assumptions used to determine net periodic benefit (income) cost:
Discount rate—benefit obligation	5.50%
Discount rate—service cost	5.47%
Discount rate—interest cost	5.16%
Expected rate of return on plan assets	7.25%
Expected annual rate of compensation increase	3.25%
The discount rate for the Company's U.S. Plans reflects the current rate at which the associated liabilities could be settled at the measurement date, which was the date of Spin-off. To determine discount rates for the Company's U.S. Plans, the Company uses a modeling process that involves matching the expected cash outflows of the Company's benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. The Company uses the single weighted average yield of this hypothetical portfolio as a discount rate benchmark. The Company utilizes a full yield curve approach in the estimation of the service and interest cost components of net periodic pension benefit (income) cost for the Company's U.S. Plans. This approach applies the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows and provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates.
The Company's asset return assumption is based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations with a focus on long-term trends rather than short-term market conditions. The Company will review the expected rate of return on an annual basis and revise it as appropriate.
The following amounts relate to the Company's U.S. Plans with accumulated benefit obligations exceeding the fair value of plan assets:

September 26, 2026
Projected benefit obligation	$139
Accumulated benefit obligation	135
Fair value of plan assets	—
The accumulated benefit obligation for the Company's U.S. defined benefit pension plans was $6.2 billion as of September 26, 2026.
The Company's asset investment strategy for its U.S. Plans focuses on maintaining a diversified portfolio using various asset classes in order to achieve the Company's long-term investment objectives on a risk adjusted basis. The Company's long-term target allocations are as follows: 60%-80% fixed income securities and cash, 10%-20% public equity securities, and 0%-10% real estate and private markets investments. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Equity securities include publicly traded stock of companies located inside the United States. Real estate investments include direct investments in commercial properties and investments in real estate funds. Private market investments include investments in private equity that follow several different strategies. The Company reviews its assets on a regular basis to ensure that the Company is within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
In accordance with ASC Topic 820, Fair Value Measurement, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the following tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension benefits plan assets.
As of the Spin-off, the fair values of the Company's U.S. Plans’ assets transferred from Honeywell by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equities:
Honeywell Aerospace common stock	$741	$741	$—	$—
Fixed income:
Short term investments	338	3	335	—
Government securities	1,521	—	1,521	—
Corporate bonds	2,867	—	2,867	—
Mortgage/Asset-backed securities	8	—	8	—
Direct investments:
Direct private investments	294	—	—	294
Real estate properties	482	—	—	482
Total	$6,251	$744	$4,731	$776
Investments measured at NAV:
Private equity funds	961
Total	$7,212
Other items to reconcile to fair value of plan assets(1)	1,803
Total fair value of plan assets	$9,015
__________________
1.Other items to reconcile to fair value of plan assets represents a receivable from the Honeywell sponsored pension plan that is expected to transfer to the Honeywell Aerospace sponsored pension plan in 2027.
The Company enters into futures contracts to gain exposure to certain markets. Sufficient cash or cash equivalents are held by the Company's pension plans to cover the notional value of the futures contracts. As of the Spin-off, the Company's U.S. plans had fixed income futures contracts with a total notional amount of $1.5 billion.
Common stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgage/asset-backed securities, and government securities are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics, or discounted cash flows, and as such, include adjustments for certain risks that may not be observable such as credit and liquidity risks. Certain securities are held in collective trust funds which are valued using net asset values provided by the administrators of the funds. Investments in private equity, debt, real estate and hedge funds, and direct private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. Investments in real estate properties are valued on a quarterly basis using the income approach. Valuation estimates are periodically supplemented by third party appraisals.

The Company's funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. The Company expects to make an immaterial amount of contributions for the Company’s U.S. plans in 2026.
Benefit payments for the U.S. pension plans, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Twelve Months Ended	Amount
September 2027	$729
September 2028	681
September 2029	638
September 2030	601
September 2031	569
Thereafter through September 2036	2,416
Note 16. Commitments and Contingencies
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

The following table summarizes information concerning the Company’s recorded liabilities:

Balance as of December 31, 2025	$823
Changes to accruals for environmental matters deemed probable and reasonably estimable:
Related to current or former Company sites, recorded in Cost of products and services sold	8
Unrelated to current or former Company sites, recorded in Other (income) expense, net	53
Environmental liability payments, net	(69)
Balance as of September 26, 2026	$815
Environmental liabilities are included in the following balance sheet accounts:

	September 26, 2026	December 31, 2025
Accrued liabilities	$173	$174
Other liabilities	642	649
Total environmental liabilities	$815	$823

In addition to the amounts accrued above, the Company has estimated that additional losses from environmental matters are reasonably possible. These reasonably possible losses, if they were to be incurred, could result in the Company's aggregate environmental liability being approximately two to three times higher than the currently recorded accruals, with potential payments extending beyond two decades. The Company's ultimate exposure may differ materially from current estimates, and it is possible that environmental liabilities could be material to the Company’s consolidated results of operations and operating cash flows in the periods recognized or paid. Further, the Company’s ongoing review of its environmental liabilities could result in changes to its accruals that could be material in the near term.
Litigation Matters
Paradigm Powerboats, Inc. and Turbine Marine Inc. v. Honeywell International Inc.
In January 2023, Paradigm Powerboats, Inc. and Turbine Marine Inc. filed an action against Honeywell in the U.S. District Court for the District of Arizona. The Company assumed liability for this matter in connection with the Spin-off. The complaint alleges misappropriation of confidential information and trade secrets concerning proposed T-55 engine applications in the oil and gas industry, breach of a confidentiality agreement, and related claims. Plaintiffs seek compensatory, exemplary, and punitive damages; attorneys’ fees; and other relief. A jury trial was scheduled for November 3, 2026, though a short continuance may be granted. The Company disputes the claims and intends to defend them vigorously. The Company cannot presently reasonably estimate a possible loss or range of loss, if any.
Flexjet v. Honeywell International Inc.
Flexjet, LLC (“Flexjet”) provides private jet services to customers. The Company maintains aircraft engine maintenance service contracts with Flexjet. During the COVID-19 pandemic, a customer dispute arose over delayed engine deliveries and specified engine enrollments under these maintenance service contracts. In 2021, Honeywell notified Flexjet that it was invoking force majeure provisions in response to the pandemic. On March 1, 2023, Flexjet brought suit against Honeywell, alleging breach of the parties’ aircraft engine maintenance service agreement (the “MSA”), seeking liquidated damages for delayed engine repairs, and claiming that its liquidated damages continue to accrue monthly related to engines awaiting repair. Additionally, two third-party aircraft repair and services companies, Duncan Aviation, Inc. (“Duncan”) and StandardAero Business Aviation Services, LLC (“StandardAero”) each sued Flexjet for amounts allegedly owed for services provided, and Flexjet filed third-party complaints in those cases on January 10, 2025 and June 10, 2025, respectively, purporting to join the Company as a third-party defendant.
The Company recorded accruals in accordance with ASC 450, Contingencies, with respect to the Flexjet-related matters. In December 2025, Honeywell announced it was in ongoing settlement negotiations with Flexjet and the other parties to the litigation matters.
On January 16, 2026, Honeywell completed a comprehensive settlement relating to its lawsuit with Flexjet. As part of this comprehensive settlement, Honeywell entered into settlement agreements with Duncan, StandardAero, and Flexjet. As of January 21, 2026, each of these cases has been dismissed. These settlements resolve all legal disputes among the parties arising out of the alleged breach of the MSA.
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
Green v. Honeywell Aerospace Inc.
On September 22, 2026, a putative securities class action captioned Green v. Honeywell Aerospace Inc., et al. was filed in the United States District Court for the District of Arizona against the Company and its Chief

Executive Officer and Chief Financial Officer. The complaint purports to be brought on behalf of purchasers of the Company’s common stock between June 29, 2026 and September 1, 2026 and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 relating to certain public statements concerning the Company’s supply chain, financial outlook, and a cybersecurity-related government matter. The complaint seeks unspecified damages, attorneys’ fees, and other relief. No lead plaintiff has been appointed, and no class has been certified. The action is at an early stage, and the Company cannot presently reasonably estimate a possible loss or range of loss, if any.
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
Given the uncertainty inherent in litigation and investigations, the Company cannot predict when or how these matters will be resolved. For certain matters described above, the Company is unable to estimate a reasonably possible loss or range of loss in excess of current accruals, if any. For other commitment and contingency matters, and considering the Company's past experience and existing accruals as of the date of these financial statements, the Company does not expect the outcome of such matters, either individually or in the aggregate, to have a material adverse effect on the Company's consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments (including new discovery of facts, changes in legislation, and outcomes of similar cases through the judicial system), changes in assumptions, changes in settlement strategy, or the impact of evidentiary requirements, any of which could cause or require the Company to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on the Company’s consolidated results of operations or operating cash flows in the periods recognized or paid.
Note 17. Segment Financial Data
The Company manages its global business operations through three operating segments, each of which also qualifies as a reportable segment. Segment information is consistent with how the President and Chief Executive Officer of the Company, who is the Chief Operating Decision Maker (“CODM”), reviews the Company’s business, makes investing and resource allocation decisions, and assesses operating performance.
Segment profit and Segment adjusted EBIT are measures of segment profitability used by the CODM, and Segment profit is the measure most consistent with amounts included in the Condensed Consolidated Financial Statements. The CODM evaluates segment performance based on Segment profit, by comparing budget-to-actual and period-over-period results. Each Segment’s profit excludes taxes, interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension (income) expense, repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, and other items within Other (income) expense, net. Transaction costs consist of professional advisory services fees related to the Spin-off.
The Company does not report asset information by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

The below table summarizes information about significant segment net sales and expenses and other segment items, for each historical period:

	Three Months Ended September 26, 2026
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total
Net sales	$1,784	$1,515	$1,345		$4,644
Less
Cost of products and services sold(1)	954	1,105	830
Other segment items(2)	266	160	133
Total segment profit	$564	$250	$382	$(35)	$1,161

Depreciation and amortization	$31	$36	$27	$—	$94
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

	Three Months Ended September 27, 2025
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total
Net sales	$1,708	$1,478	$1,347		$4,533
Less
Cost of products and services sold(1)	947	1,049	856
Other segment items(2)	251	130	115
Total segment profit	$510	$299	$376	$(34)	$1,151

Depreciation and amortization	$27	$38	$23	$—	$88
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

	Nine Months Ended September 26, 2026
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total
Net sales	$5,299	$4,341	$3,878		$13,518
Less
Cost of products and services sold(1)	2,960	3,177	2,390
Other segment items(2)	806	459	390
Total segment profit	$1,533	$705	$1,098	$(85)	$3,251

Depreciation and amortization	$98	$104	$81	$—	$283
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.

	Nine Months Ended September 27, 2025
	Electronic Solutions	Engines & Power Systems	Control Systems	Corporate and All Other	Total
Net sales	$4,903	$4,142	$3,851		$12,896
Less
Cost of products and services sold(1)	2,758	2,998	2,338
Other segment items(2)	750	396	329
Total segment profit	$1,395	$748	$1,184	$(70)	$3,257

Depreciation and amortization	$95	$99	$72	$—	$266
__________________
1.Amounts exclude acquisition-related intangibles amortization, repositioning charges, and environmental expenses.
2.For each reportable segment, the other segment items category includes corporate allocations, equity income of affiliated companies, Selling, general and administrative, and Research and development expenses.
A reconciliation of Segment profit to Income before taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Electronic Solutions	$564	$510	$1,533	$1,395
Engines & Power Systems	250	299	705	748
Control Systems	382	376	1,098	1,184
Corporate and All Other	(35)	(34)	(85)	(70)
Total segment profit	1,161	1,151	3,251	3,257
Amortization of acquisition-related intangibles(1)	(28)	(3)	(72)	(37)
Stock compensation expense(2)	(28)	(16)	(89)	(62)
Transaction costs(3)	(18)	(143)	(540)	(160)
Environmental expense(4)	(19)	(258)	(61)	(363)
Honeywell trademark license expense(2)	(54)	—	(54)	—
Pension income (expense)(5)	76	(1)	72	(4)
Interest (expense) income, net	(187)	5	(404)	14
Other, net(6)	(2)	6	(24)	29
Income before taxes	$901	$741	$2,079	$2,674
__________________
1.Amounts included in Cost of products and services sold and Selling, general and administrative expenses.
2.Amounts included in Selling, general and administrative expenses.
3.Amounts included in Selling, general and administrative expenses and Other (income) expense, net.
4.Amounts included in Cost of products and services sold and Other (income) expense, net.
5.Amounts included in Cost of product and services sold, Selling, general and administrative, Research and development, and Other (income) expense, net.
6.Amounts include repositioning charges and other expenses.
Note 18. Subsequent Event
On October 28, 2026, the Company announced that the Board of Directors declared a dividend of $0.40 per share of common stock outstanding, payable on December 4, 2026 to shareholders of record as of November 13, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in tables and graphs in millions, except per share amounts)
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of Honeywell Aerospace Inc. (“Honeywell Aerospace”, “we”, “us”, or “our”) for the three and nine months ended September 26, 2026. The financial information as of September 26, 2026, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the final Information Statement dated as of June 15, 2026 (the “Information Statement”), which was furnished as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 15, 2026.
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
Spin-off from Honeywell
On June 29, 2026 (the “Distribution Date”), Honeywell completed the spin-off of the Aerospace Business (the “Spin-off”) through a pro-rata distribution (the “Distribution”) of all of our outstanding common shares to holders of record of Honeywell's common shares as of the close of business on June 15, 2026 (the “Record Date”), at which time each holder of Honeywell's common shares received one Aerospace common share for every two Honeywell common shares held as of the close of business on the Record Date, resulting in the Distribution of 316.9 million of our common shares. Upon completion of the Distribution, we became an independent public company. Our common stock is listed under the symbol “HONA” on The Nasdaq Stock Market LLC (“Nasdaq”).
Relationship with Honeywell
Prior to the Spin-off, the financial statements included herein were derived from Honeywell’s historical accounting records and presented on a standalone basis as if our operations had been conducted independently from Honeywell in accordance with GAAP. The accompanying financial statements for periods prior to the Spin-off include certain assets and liabilities that have historically been held at the Honeywell corporate level but are specifically identifiable or otherwise attributable to us. Prior to the Spin-off, Honeywell provided certain services, such as legal, accounting, information technology, human resources, and other infrastructure support, on behalf of us. We consider allocations of these costs to be a reasonable reflection of the benefits we received. However, the financial information presented in the Condensed Consolidated Financial Statements may not reflect our consolidated financial position, operating results, and cash flows had we been a separate standalone entity during the periods presented. Actual costs that would have been incurred if we had been a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by us during the periods prior to the Spin-off.
In connection with the Spin-off, we entered into the Separation and Distribution Agreement and certain other agreements with Honeywell, including the Transition Services Agreement, the Tax Matters Agreement, the

Employee Matters Agreement, the Intellectual Property License Agreement, and the Trademark License Agreement. We will utilize Honeywell’s services for a transitional period following the Spin-off before we replace these services over time with services supplied either internally or by third parties. The expenses for such services may vary from the historical costs directly billed and allocated to us.
We have incurred and expect to incur certain costs in connection with our establishment as a standalone public company (the “transaction costs”). The transaction costs include non-recurring expenses associated with the Spin-off and stand up of functions required to operate as a standalone public entity. These non-recurring costs primarily relate to system implementation costs, business and facilities separation, applicable employee-related costs, the evolution of our brand, and other matters. The transaction costs are expected to continue through at least fiscal year 2027. Additionally, we have incurred and will further incur increased costs as a result of becoming an independent, publicly traded company, primarily from establishing or expanding the corporate support for our businesses, including IT, human resources, treasury, tax, internal audit, risk management, stock-based compensation programs, accounting and financial reporting, investor relations, governance, legal, procurement, and other services.
Macroeconomic Conditions
We continue to monitor elevated macroeconomic and geopolitical developments, including armed conflict in the Middle East and its effects on global energy markets and maritime shipping, evolving U.S. trade policy and tariff authorities, inflationary pressures, and financial market uncertainty. Moderated global growth projections and tariffs imposed during 2025 and 2026, together with evolving U.S. trade policy and international negotiations, contributed to increased volatility across global supply chains. Elevated energy prices, tariff-related cost impacts, and continued market uncertainty may continue to contribute to supply chain disruptions, cost inflation, and pricing volatility. We continue to work proactively with our suppliers and customers to mitigate shortages, maintain supply continuity, and manage cost impacts.
Within Honeywell Aerospace, supply conditions remain varied, with certain suppliers continuing to experience constraints in skilled labor, manufacturing capacity, and sub-tier supply availability, as well as quality and delivery execution challenges. These conditions can limit suppliers’ ability to support production requirements and recover past-due deliveries, and contribute to lead-time uncertainty and cost pressures. We continue to address these challenges through direct engagement with critical suppliers, targeted supplier development and recovery plans, production-rate and capacity validation, improved demand and supply planning, long-term supply agreements, and selective inventory investments. Where feasible, we are also pursuing alternate-source qualification and design changes to improve supply resilience. The timing and effectiveness of these actions depend on supplier execution and applicable engineering, qualification, and customer approval requirements, which can limit our ability to transition supply in the near term. We have also announced the planned expansion of our manufacturing facilities in Tempe, Arizona. These measures are intended to improve supply continuity and support customer commitments while maintaining product quality and reliability; however, supply constraints and associated cost pressures may persist.
To date, these actions have mitigated some of the effects of these conditions; however, supply chain constraints continue to affect certain aspects of our business and may continue to do so in future periods. Their continued effectiveness depends on successful execution, the availability of alternative sources of supply and the duration and severity of the underlying market conditions. If these conditions worsen or our mitigation efforts prove insufficient, our results of operations, cash flows, or financial condition could be materially adversely affected.

RESULTS OF OPERATIONS

$6,000
$4,000
$2,000
$0
$4,644
$4,533
$2,929
$2,876
$216
$186
$471
$441
$726
$644
Net Sales
Cost of Products and Services Sold
Research and Development Expenses
Selling, General and Administrative Expenses
Net Income Attributable to Aerospace
Q3 2026
Q3 2025

$15,000
$10,000
$5,000
$0
$13,518
$12,896
$8,592
$8,152
$586
$520
$1,757
$1,189
$1,606
$2,265
Net Sales
Cost of Products and Services Sold
Research and Development Expenses
Selling, General and Administrative Expenses
Net Income Attributable to Aerospace
YTD Q3 2026
YTD Q3 2025

Net Sales by Segment

Total Segment Profit/Segment Adjusted EBIT by Segment

$1,500
$1,000
$500
$0
$1,161
$382
$250
$564
$(35)
Q3 2026
$1,151
$376
$299
$510
$(34)
Q3 2025
Control Systems
Engines & Power Systems
Electronic Solutions
Corporate and All Other

$4,500
$3,000
$1,500
$0
$3,251
$1,098
$705
$1,533
$(85)
YTD Q3 2026
$3,257
$1,184
$748
$1,395
$(70)
YTD Q3 2025
Control Systems
Engines & Power Systems
Electronic Solutions
Corporate and All Other

CONSOLIDATED OPERATING RESULTS
Net Sales
The following table sets forth the factors contributing to year-over-year changes in our Net sales for the three and nine months ended September 26, 2026:

Change in net sales from prior period	Q3 2026 vs. Q3 2025	YTD Q3 2026 vs. YTD Q3 2025
Organic(1)	2%	5%
Foreign currency translation	—%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	2%	5%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
A discussion of Net sales by reportable segment can be found under the “Segment Results” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
Net sales increased $111 million due to higher organic sales of $77 million in ES and $35 million in E&PS.
Further, based on our end markets, net sales increased due to higher organic sales of $49 million in Commercial Original Equipment, $39 million in Commercial Aftermarket, and $22 million in Defense and Space.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
Net sales increased $622 million due to higher organic sales of $389 million in ES and $191 million in E&PS.
Further, based on our end markets, net sales increased due to higher organic sales of $291 million in Commercial Aftermarket, $198 million in Defense and Space, and $110 million in Commercial Original Equipment.

Cost of Products and Services Sold
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
Cost of products and services sold increased $53 million primarily due to $67 million of higher direct and indirect material costs, net of U.S. government International Emergency Economic Powers Act ("IEEPA") tariff refunds that reduced cost of products and services sold. Gross margin percentage remained flat.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
Cost of products and services sold increased $440 million primarily due to $386 million of higher direct and indirect material costs, net of IEEPA tariff refunds that reduced cost of products and services sold, and an approximately $70 million increase in inventory obsolescence charges. Gross margin percentage decreased by 1%.
Research and Development Expenses

For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
Research and development expenses increased $30 million, and as a percentage of Net sales increased 1%, compared to the three months ended September 27, 2025, due to increased investment in new product development.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
Research and development expenses increased $66 million compared to the nine months ended September 27, 2025, but remained flat as a percentage of Net sales.
A summary of our research and development costs for the three and nine months ended September 26, 2026 and September 27, 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Company funded research and development expenses	$216	$186	$586	$520
Customer-sponsored research and development(1)	288	281	913	830
Total research and development costs	$504	$467	$1,499	$1,350
__________________
(1)Includes expenditures on customer programs with significant engineering performance obligations, included in Cost of products and services sold in the Condensed Consolidated Statements of Operations, and capitalized expenditures on deferred customer funded nonrecurring engineering and development activities, included in Other assets in the Condensed Consolidated Balance Sheets.
Selling, General and Administrative Expenses
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
Selling, general and administrative expenses increased $30 million primarily due to $54 million of expense associated with the Honeywell trademark license and $26 million of higher labor costs, partially offset by $69 million of lower transaction costs incurred in the period related to the Spin-off. Refer to Note 3. Related Party

Transactions of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Honeywell trademark license.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
Selling, general and administrative expenses increased $568 million primarily due to $342 million of incremental transaction costs incurred in the period related to the Spin-off, $142 million of higher labor costs, and $54 million of expense associated with the Honeywell trademark license.
Interest Expense (Income), Net
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
Interest expense, net increased $192 million related to the $16.0 billion of senior unsecured notes issued in connection with the Spin-off. Refer to Note 9. Debt and Credit Agreements of the Notes to the Condensed Consolidated Financial Statements for further information.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
Interest expense, net increased $418 million related to the $16.0 billion of senior unsecured notes issued in connection with the Spin-off.

Other (Income) Expense, Net
Other (income) expense, net primarily includes the following:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Environmental expenses	$16	$231	$53	$324
Transaction costs	18	74	127	89
Pension (income) expense	(81)	1	(81)	3
Equity income of affiliated companies	(6)	(6)	(18)	(17)
Other (income) expense, net	(7)	(6)	19	(24)
Total Other (income) expense, net	$(60)	$294	$100	$375
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
Other income, net increased by $354 million for the three months ended September 26, 2026, primarily due to lower environmental expenses of $215 million, higher pension income of $82 million related to the transfer of the U.S. pension plans following the Spin-off, and lower transaction costs of $56 million related to the Spin-off. Refer to Note 15. Pension Plans and Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of the pension plans and environmental matters.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
Other expense, net decreased by $275 million for the nine months ended September 26, 2026, driven by lower environmental expenses of $271 million and higher pension income of $84 million related to the transfer of the U.S. pension plans following the Spin-off, partially offset by higher transaction costs of $38 million related to the Spin-off.
Income Tax Expense

For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
The effective tax rate for the three months ended September 26, 2026, increased 650 basis points compared to the effective tax rate for the three months ended September 27, 2025, primarily due to tax benefits recorded in 2025 related to changes in estimates on prior tax positions (600 basis points), and additional Pillar Two tax expense as a standalone company (270 basis points), partially offset by tax benefits from lower nondeductible transaction costs (300 basis points).
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
The effective tax rate for the nine months ended September 26, 2026, increased 710 basis points compared to the effective tax rate for the nine months ended September 27, 2025, primarily due to nondeductible transaction costs and frictional tax costs in advance of the Spin-off (360 basis points), changes in estimates on prior tax positions (320 basis points), and additional Pillar Two tax expense as a standalone company (160 basis points), partially offset by favorable changes in the jurisdictional mix of earnings (140 basis points).
Net Income Attributable to Aerospace
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
The earnings per share of common stock–diluted for the three months ended September 26, 2026 increased $0.26 primarily due to lower environmental expenses ($0.57 after tax) and lower transaction costs ($0.37 after tax) related to the Spin-off, partially offset by higher interest expense ($0.50 after tax) related to the $16.0 billion of senior unsecured notes issued in connection with the Spin-off, and the expense associated with the Honeywell trademark license ($0.14 after tax).
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
The earnings per share of common stock–diluted for the nine months ended September 26, 2026 decreased $2.09 primarily due to incremental transaction costs ($1.14 after tax) related to the Spin-off, higher interest expense ($1.04 after tax) related to the $16.0 billion of senior unsecured notes issued in connection with the Spin-off, higher income tax expense ($0.35 after tax), and the expense associated with the Honeywell trademark license ($0.13 after tax), partially offset by lower environmental expenses ($0.72 after tax).

SEGMENT RESULTS
We manage and report our operating results through three reportable segments: Electronic Solutions, Engines & Power Systems, and Control Systems. The remainder of our operations are presented in Corporate and All Other, which is not a reportable business segment.
Electronic Solutions
The following table sets forth the operating results for our ES segment for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,784	$1,708	$5,299	$4,903
Segment profit/Segment adjusted EBIT(1)	564	510	1,533	1,395
Segment profit margin/Segment adjusted EBIT margin(1)	32%	30%	29%	28%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Segment adjusted EBIT and Segment adjusted EBIT margin.
The following table sets forth the factors contributing to year-over-year changes in our ES segment’s Net sales for the three and nine months ended September 26, 2026:

	Q3 2026 vs. Q3 2025	YTD Q3 2026 vs. YTD Q3 2025
Organic(1)	5%	8%
Foreign currency translation	(1)%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	4%	8%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
ES Net sales increased $76 million due to higher organic sales of $54 million in Commercial Original Equipment and $42 million in Defense and Space, offset by lower organic sales of $20 million in Commercial Aftermarket.
Segment Profit and Segment adjusted EBIT increased by $54 million or 11% and Segment profit margin and Segment adjusted EBIT margin increased 2% for the three months ended September 26, 2026.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
ES Net sales increased $396 million due to higher organic sales of $216 million in Defense and Space and $162 million in Commercial Original Equipment.
Segment Profit and Segment adjusted EBIT increased by $138 million or 10% and Segment profit margin and Segment adjusted EBIT margin increased 1% for the nine months ended September 26, 2026.

Engines & Power Systems
The following table sets forth the operating results for our E&PS segment for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,515	$1,478	$4,341	$4,142
Segment profit/Segment adjusted EBIT(1)	250	299	705	748
Segment profit margin/Segment adjusted EBIT margin(1)	17%	20%	16%	18%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Segment adjusted EBIT and Segment adjusted EBIT margin.
The following table sets forth the factors contributing to year-over-year changes in our E&PS segment’s Net sales for the three and nine months ended September 26, 2026:

	Q3 2026 vs. Q3 2025	YTD Q3 2026 vs. YTD Q3 2025
Organic(1)	2%	5%
Foreign currency translation	1%	—%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	3%	5%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
E&PS Net sales increased $37 million primarily due to higher organic sales of $74 million in Commercial Aftermarket, partially offset by lower organic sales of $30 million in Defense and Space.
Segment profit and Segment adjusted EBIT decreased by $49 million or 16% and Segment profit margin and Segment adjusted EBIT margin decreased 3% for the three months ended September 26, 2026.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
E&PS Net sales increased $199 million primarily due to higher organic sales of $231 million in Commercial Aftermarket, partially offset by lower organic sales of $43 million in Defense and Space.
Segment profit and Segment adjusted EBIT decreased by $43 million or 6% and Segment profit margin and Segment adjusted EBIT margin decreased 2% for the nine months ended September 26, 2026.

Control Systems
The following table sets forth the operating results for our CS segment for the three and nine months ended September 26, 2026 and September 27, 2025:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,345	$1,347	$3,878	$3,851
Segment Profit/Segment adjusted EBIT(1)	382	376	1,098	1,184
Segment Profit margin/Segment adjusted EBIT margin(1)	28%	28%	28%	31%
_________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Segment adjusted EBIT and Segment adjusted EBIT margin.
The following table sets forth the factors contributing to year-over-year changes in our CS segment’s Net sales for the three and nine months ended September 26, 2026:

	Q3 2026 vs. Q3 2025	YTD Q3 2026 vs. YTD Q3 2025
Organic(1)	—%	—%
Foreign currency translation	—%	1%
Acquisitions	—%	—%
Other	—%	—%
Total % change in Net sales	—%	1%
__________________
(1)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition of Organic sales growth.
For the three months ended September 26, 2026 compared with the three months ended September 27, 2025
CS Net sales remained flat due to lower organic sales of $15 million in Commercial Aftermarket, partially offset by higher organic sales of $9 million in Defense and Space.
Segment profit and Segment adjusted EBIT increased by $6 million or 2% and Segment profit margin and Segment adjusted EBIT margin remained flat for the three months ended September 26, 2026.
For the nine months ended September 26, 2026 compared with the nine months ended September 27, 2025
CS Net sales increased $27 million due to higher organic sales of $50 million in Commercial Aftermarket and $24 million in Defense and Space, partially offset by lower organic sales of $56 million in Commercial Original Equipment.
Segment profit and Segment adjusted EBIT decreased by $86 million or 7% and Segment profit margin and Segment adjusted EBIT margin decreased 3% for the nine months ended September 26, 2026.
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
•Total segment profit: We define Total segment profit as Net income excluding taxes, interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension (income) expense, repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, and other items within Other (income) expense, net. We believe this measure is useful to investors as it provides greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as for understanding ongoing operating trends.
•Adjusted EBIT and Adjusted EBIT margin: We define Adjusted EBIT as Net income excluding taxes, interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension (income) expense, repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, other items within Other (income) expense, net, and other items that are unusual or non-recurring in nature, including but not limited to impairment charges and litigation charges (e.g., comprehensive settlement related to Flexjet litigation). We define Adjusted EBIT margin as Adjusted EBIT divided by Net sales adjusted for the impact of the Flexjet-related litigation settlement. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as for understanding ongoing operating trends.
•Segment adjusted EBIT and Segment adjusted EBIT margin: We define Segment adjusted EBIT as Income before taxes excluding interest, amortization of acquisition-related intangibles, stock compensation expense, environmental expense, pension (income) expense, repositioning and other charges, transaction costs, expenses associated with the Honeywell trademark license, other items within Other (income) expense, net, and other items that are otherwise of an unusual or non-recurring in nature, including but not limited to impairment charges and litigation charges (e.g., comprehensive settlement related to Flexjet litigation). We define Segment adjusted EBIT margin as Segment adjusted EBIT divided by Net sales adjusted for the impact of the Flexjet-related litigation settlement. We believe these measures are useful to investors as they provide greater transparency with respect to supplemental information used by management in its financial and operational decision making, as well as for understanding ongoing operating trends.

	Three Months Ended
	September 26, 2026		September 27, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net Income	$737	16%	$654	14%
Income tax expense	164	4%	87	2%
Amortization of acquisition-related intangibles(1)	28	1%	3	—%
Stock compensation expense(2)	28	1%	16	—%
Environmental expense(3)	19	—%	258	6%
Transaction costs(4)	18	—%	143	3%
Honeywell trademark license expense(2)	54	1%	—	—%
Pension (income) expense(5)	(76)	(2)%	1	—%
Interest expense (income), net	187	4%	(5)	—%
Other, net(6)	2	—%	(6)	—%
Total segment profit/Segment adjusted EBIT	$1,161	25%	$1,151	25%
__________________
(1)Amounts included in Cost of products and services sold and Selling, general and administrative.
(2)Amounts included in Selling, general and administrative expenses.
(3)Amounts included in Cost of products and services sold and Other (income) expense, net.
(4)Amounts included in Selling, general and administrative expenses and Other (income) expense, net.
(5)Amounts included in Cost of products and services sold, Selling, general and administrative, Research and development, and Other (income) expense, net.
(6)Amounts include repositioning and other charges.

	Three Months Ended September 26, 2026
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$564	32%	$250	17%	$382	28%

	Three Months Ended September 27, 2025
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$510	30%	$299	20%	$376	28%

	Nine Months Ended
	September 26, 2026		September 27, 2025
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
Net Income	$1,635	12%	$2,292	18%
Income tax expense	444	3%	382	3%
Amortization of acquisition-related intangibles(1)	72	1%	37	—%
Stock compensation expense(2)	89	1%	62	—%
Environmental expense(3)	61	1%	363	3%
Transaction costs(4)	540	4%	160	1%
Honeywell trademark license expense(2)	54	—%	—	—%
Pension (income) expense(5)	(72)	(1)%	4	—%
Interest expense (income), net	404	3%	(14)	—%
Other, net(6)	24	—%	(29)	—%
Total segment profit/Segment adjusted EBIT	$3,251	24%	$3,257	25%
__________________
(1)Amounts included in Cost of products and services sold and Selling, general and administrative.
(2)Amounts included in Selling, general and administrative expenses.
(3)Amounts included in Cost of products and services sold and Other (income) expense, net.
(4)Amounts included in Selling, general and administrative expenses and Other (income) expense, net.
(5)Amounts included in Cost of products and services sold, Selling, general and administrative, Research and development, and Other (income) expense, net.
(6)Amounts include repositioning and other charges.

	Nine Months Ended September 26, 2026
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$1,533	29%	$705	16%	$1,098	28%

	Nine Months Ended September 27, 2025
	Electronic Solutions		Engines & Power Systems		Control Systems
	Amount	Margin %	Amount	Margin %	Amount	Margin %
Segment profit/Segment adjusted EBIT	$1,395	28%	$748	18%	$1,184	31%
LIQUIDITY AND CAPITAL RESOURCES
Historically, as part of Honeywell, we were dependent upon Honeywell for its working capital and financing requirements. Honeywell used a centralized approach to cash management and financing of its operations. Our excess cash in participating bank accounts was transferred to Honeywell daily, and Honeywell funded our operating and investing activities as needed. This arrangement was not reflective of the manner in which we would have financed our operations had we been a standalone business separate from Honeywell during the periods presented prior to the Spin-off. Transfers of cash between Honeywell and us have been included within Net transfers to Parent in the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Equity.
Following our Spin-off, we no longer participate in Honeywell’s centralized treasury management and funding programs. Our ability to fund our operating needs depends on our ability to continue to generate positive cash flows from operations, and on our ability to obtain debt or equity financing on acceptable terms. We believe that our cash balances and funds provided by operating activities, along with expected borrowing capacity and access to capital markets, taken as a whole, will provide (i) adequate liquidity to meet all of our current and long-term obligations when due, including for at least the next 12 months, and fund capital expenditures and (ii) flexibility to make investment opportunities, including acquisitions, that may arise. However, there can be no assurance that we will be able to obtain additional debt or equity financing on acceptable terms in the future.
We expect to utilize our cash flows to continue to invest in our business, growth strategies, people, and the communities in which we operate; service and repay our indebtedness over time; and create shareholder value through dividends and share repurchases.
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
Cash and Cash Requirements
Summary
As of September 26, 2026 and December 31, 2025, our cash and cash equivalents totaled $1.6 billion and $213 million, respectively. Our ability to generate positive cash flows from operations is dependent on general economic conditions and the competitive environment in our industry and is subject to the business and other risk factors described in the section of the Information Statement titled “Risk Factors.” If we are unable to generate sufficient cash flows from operations or otherwise comply with the terms of any external borrowings, we may be required to seek additional financing alternatives.
We continually assess the relative strength of each business in our portfolio as to strategic fit, industry position, profit, and cash flow contribution to identify target investment and acquisition opportunities that would strengthen our portfolio. We identify acquisition candidates that will further our strategic plan and strengthen our existing core businesses.
Share Repurchase Program
On July 23, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $3.5 billion of our outstanding common stock. The program has no expiration date and may be modified, suspended, or discontinued at any time without prior notice, and it does not obligate us to repurchase any shares. We expect to fund repurchases from operating cash flows and available liquidity. The program is intended to return capital to shareholders and offset dilution from our equity compensation programs, as well as manage our capital structure. To date, we have not repurchased any shares under the program.
Dividends
On October 28, 2026, we announced that our Board of Directors declared a dividend of $0.40 per share of common stock outstanding, payable on December 4, 2026, to shareholders on record as of November 13, 2026. Future dividends, if any, will remain subject to approval and declaration by our Board of Directors.

Cash and Cash Equivalents Held by Foreign Subsidiaries
Cash and cash equivalents held by our foreign subsidiaries were $1.0 billion and $209 million as of September 26, 2026 and December 31, 2025.
Cash Flow Summary
Summarized cash flow information for the nine months ended September 26, 2026 and 2025 are as follows:

	Nine Months Ended
	September 26, 2026	September 27, 2025
Net cash provided by operating activities	$1,014	$1,864
Net cash used for investing activities	(385)	(392)
Net cash provided by (used for) financing activities	739	(1,265)
Operating
Net cash provided by operating activities decreased $850 million for the nine months ended September 26, 2026 compared to the same period in 2025. The decrease in net cash provided by operating activities is primarily attributable to increases of $391 million in interest payments on debt, $380 million in transaction costs paid related to the Spin-off, and $377 million driven by the Flexjet litigation settlement payments, partially offset by $159 million due to timing of customer cash collections.
Investing
Net cash used for investing activities remained flat for the nine months ended September 26, 2026 compared to the same period in 2025.
Financing
Net cash provided by financing activities increased $2.0 billion for the nine months ended September 26, 2026 compared to the same period in 2025, primarily due to net proceeds from the issuance of senior unsecured notes in connection with the Spin-off of $15.8 billion, partially offset by higher net transfers to Honeywell of $13.9 billion.
Borrowings
We leverage a variety of debt instruments to manage our overall borrowing costs. As of September 26, 2026, our total borrowings were $15.9 billion. We had immaterial borrowings outstanding as of December 31, 2025.

	September 26, 2026	December 31, 2025
Fixed rate notes	$15,500	$—
Variable rate notes	500	—
Other	5	9
Debt issuance costs	(149)	—
Total borrowings	$15,856	$9
A key source of liquidity is our ability to access the corporate bond markets. Through these markets, we issue a variety of long-term fixed rate and variable rate notes to manage our overall funding costs.
Another key source of liquidity is our ability to access the commercial paper market. Commercial paper notes are sold at par less a discount representing an interest factor, or if interest bearing, at par, and have a maturity of not more than 397 days from date of issuance. Borrowings under the commercial paper program are available for general corporate purposes.

We also have the following revolving credit agreements:
•A $1.0 billion 364-day credit agreement (the 364-Day Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. Amounts borrowed under the 364-Day Credit Agreement are required to be repaid no later than March 5, 2027, unless (i) we elect to convert all then outstanding amounts into a term loan, upon which such amounts shall be repaid in full on March 5, 2028, or (ii) the 364-Day Credit Agreement is terminated earlier pursuant to its terms. As of September 26, 2026, there were no outstanding borrowings under our 364-Day Credit Agreement.
•A $3.0 billion five-year credit agreement (the Five-Year Credit Agreement) with a syndicate of banks, dated as of March 6, 2026. As of September 26, 2026, there were no outstanding borrowings under our Five-Year Credit Agreement.
Refer to Note 9. Debt and Credit Agreements of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our debt instruments.
Credit Ratings
Our ability to access the global debt capital markets and the related cost of these borrowings is affected by the strength of our credit rating and market conditions. Our credit ratings are periodically reviewed by the major independent debt rating agencies. As of September 26, 2026, S&P Global Ratings (“S&P”), Fitch Ratings Inc. (“Fitch”), and Moody’s Investors Service (“Moody’s”) had ratings on our debt set forth in the table below:

	S&P	Fitch	Moody’s
Outlook	Positive	Stable	Stable
Short-term	A-2	F1	P-2
Long-term	BBB+	A-	A3
OTHER MATTERS
Critical Accounting Estimates
Other than the item disclosed below, there were no material changes during the three and nine months ended September 26, 2026, to the items disclosed as critical accounting estimates in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement.
Defined Benefit Pension Plans
For periods prior to the Spin-off, certain employees of Honeywell Aerospace participated in U.S. pension plans sponsored by Honeywell. Following the Spin-off, we sponsor both funded and unfunded U.S. and non-U.S. defined benefit pension plans. For financial reporting purposes, net periodic pension (income) expense is calculated annually based upon various actuarial assumptions, including a discount rate for plan obligations and an expected long-term rate of return on plan assets. Changes in the discount rate and expected long-term rate of return on plan assets could materially affect the pension (income) expense amount. Pension (income) expense is comprised of service and interest cost, assumed return on plan assets, prior service amortization (Pension ongoing (income) expense), and potential mark-to-market adjustment (MTM Adjustment).

The key assumptions used in developing our net periodic pension (income) expense for our U.S. plans included the following:

September 26, 2026
Discount rate
Projected benefit obligation	5.50%
Service cost	5.47%
Interest cost	5.16%
Assets
Expected rate of return	7.25%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains or losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains or losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. There was no MTM adjustment in the three months ended September 26, 2026.
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 15. Pension Plans of the Notes to the Condensed Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We are using an expected rate of return on plan assets of 7.25% for 2026.

The discount rate reflects the market rate on the measurement date for high-quality fixed income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 5.50% discount rate to determine benefit obligations as of September 26, 2026.
Changes in our expected rate of return on plan assets and discount rate resulting from economic events also affect future Pension ongoing (income) expense. The following table highlights the sensitivity of our U.S. pension obligations and ongoing (income) expense to changes in these assumptions, with all other assumptions remaining constant:

Change in Assumption	Impact on Pension Ongoing Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	Decrease $9 million	Increase $112 million
0.25 percentage point increase in discount rate	Increase $9 million	Decrease $108 million
0.25 percentage point decrease in expected rate of return on assets	Increase $5 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $5 million	—
Pension ongoing income for our world-wide pension plans is expected to be approximately $150 million in 2026. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2026 in accordance with our pension accounting method. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2026, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond our control such as changes in interest rates and the performance of the financial markets.

Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to market risks is included within the section titled “Quantitative and Qualitative Disclosures About Market Risk” of the Information Statement.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures were effective to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that it is accumulated and communicated to our management, including our CEO, our CFO, and our Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q.
Since our Spin-off from Honeywell on June 29, 2026, we have substantially completed the design and implementation of our internal controls over financial reporting. We will continue to test our internal controls over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our controls and systems meet our needs as an independent, publicly traded company.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations, and disputes (some of which involve substantial amounts claimed) arising from the conduct of our business. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on careful analysis of each matter, and if appropriate, with the assistance of outside legal counsel and other experts. Refer to Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for additional information on our commitments and contingencies.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 23, 2026, our Board of Directors authorized a share repurchase program under which we may repurchase up to $3.5 billion of our outstanding common stock. The share repurchase authorization does not have an expiration date and may be modified, suspended, or discontinued by our Board of Directors at any time without prior notice.
Repurchases may be made through a variety of methods, which could include open market purchases, accelerated share repurchase transactions, negotiated block transactions, 10b5-1 plans, other transactions that may be structured through investment banking institutions or privately negotiated, or a combination of the foregoing. We presently expect to repurchase outstanding shares from time to time (i) to offset the dilutive impact of employee stock-based compensation plans, including option exercises, restricted stock unit vesting, and matching contributions under our savings plans, and (ii) to reduce share count via share repurchases as and when attractive opportunities arise. The amount and timing of future repurchases may vary depending on market conditions and the level of operating, financing, and other investing activities. No shares were repurchased pursuant to the share repurchase authorization during the three months ended September 26, 2026.

The following table summarizes our purchases of Honeywell Aerospace’s common stock for the three months ended September 26, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Our Share Repurchase Authorization (Dollars in Millions)
June 28, 2026 - July 25, 2026	4,671	$234.20	—	$3,500
July 26, 2026 - August 22, 2026	35,301	206.87	—	3,500
August 23, 2026 - September 26, 2026	356	157.91	—	3,500
Total	40,328	$207.43	—	$3,500
__________________
1.All shares reported in the table above were acquired in connection with employee equity award transactions, including shares withheld to satisfy statutory withholding tax obligations upon vesting of share-based awards.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 26, 2026, none of our officers or directors adopted, terminated, or modified a "Rule 10b5-1 trading arrangement," or adopted, terminated, or modified any "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408 of Regulation S-K).

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

10.5*	2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on June 29, 2026)
10.6*	Honeywell Aerospace Inc. Severance Plan for Designated Officers (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on June 29, 2026)
10.7*	Deferred Compensation Plan for Non-Employee Directors of Honeywell Aerospace Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on June 29, 2026)
10.8*
Form of Director Restricted Stock Unit Award Agreement under the 2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on June 29, 2026)

10.9*	Form of Award Agreement for Founder’s Grant (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form 10-12B/A filed on May 14, 2026)
10.10*	Honeywell Aerospace Incentive Compensation Plan for Executive Employees (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q filed on August 5, 2026)
10.11*	Honeywell Aerospace Excess Benefit and Supplemental Savings Plan (incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q filed on August 5, 2026)

Exhibit Number	Description
10.12*	Honeywell Aerospace Deferred Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 of the Company's Quarterly report on Form 10-Q filed on August 5, 2026)
10.13*	Honeywell Aerospace Supplemental Pension Plan (incorporated by reference to Exhibit 10.21 of the Company's Quarterly Report on Form 10-Q filed on August 5, 2026)
10.14*	Form of US Officer Restricted Stock Unit Award Agreement under the 2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (filed herewith)
10.15*	Form of US Officer Option Award Agreement under the 2026 Stock Incentive Plan of Honeywell Aerospace Inc. and its Affiliates (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) (filed herewith)
* Management contract or compensatory arrangement.
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

HONEYWELL AEROSPACE INC.

Date: October 28, 2026	By:	/s/ William Lautar
William Lautar Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)